Form 10-K
period 2020-12-31
Sigilon Therapeutics, Inc.
filed 2021-03-18
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Sigilon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

-
Delaware	001-39746	47-4005543
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

100 Binney Street, Suite 600

Cambridge, MA 02142

(Address, including zip code, of registrant’s principal executive offices)

(617) 336-7540

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	SGTX	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

⌧
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of March 12, 2021 was 31,492,619.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement that will be filed for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

S

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing of our clinical trials for SIG-001 for the treatment of Hemophilia A, our plans to dose additional patients in our clinical trials for SIG-001 and the submission of INDs or CTAs for our other product candidates;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our ability to leverage our initial programs to develop additional product candidates using the SLTx platform and our ability to leverage the modularity of our SLTx platform across our lysosomal disease programs;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	developments related to our competitors and our industry;
●	our ability to expand the target populations of our programs;
●	our ability to identify and enter into future license agreements and collaborations;
●	our ability to successfully scale our manufacturing capabilities;
●	regulatory developments in the United States and foreign countries;
●	our ability to attract and retain key scientific and management personnel;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technologies; and
●	estimates of our expenses, capital requirements and needs for additional financing.

There may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements.

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding to continue operations. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	We currently have only one clinical stage product candidate, SIG-001, for which we dosed our first two patients in the fourth quarter of 2020. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates, which are all based on the same SLTx platform.
●	We only have preliminary data from the first two patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	If any of the product candidates we may develop, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
●	If we are unable to obtain and maintain patent and other intellectual property protection for SIG-001 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.
●	A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001 or any other product candidates.

PART I

Item 1.  BUSINESS

As used in this Annual Report on Form 10-K, except as otherwise indicated by context, references to “we,” “us,” “our,” “SGTX” or the “Company” refer to Sigilon Therapeutics Inc.

Overview

We are a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with chronic diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting edge innovations in biocompatible materials and enables our product candidates to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins (including therapeutic proteins and antibodies) and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or immunosuppression. Our lead product candidate, SIG-001, is designed to prevent bleeding episodes in patients with moderate-severe to severe Hemophilia A by continuously secreting human FVIII. We received acceptance of our investigational new drug, or IND, submission in the United States in August 2020 and our clinical trial application, or CTA, in the United Kingdom in May 2020. We have initiated our Phase 1/2 clinical study of SIG-001 in Hemophilia A, with the first two patients dosed in the fourth quarter of 2020.

Our SLTx platform is comprised of two primary elements: the cells and the sphere. We engineered cells to express the therapeutic molecule of choice, which are subsequently encapsulated in our proprietary spheres. Our human cell line for our internal product candidates was selected for its safety, durability, scalability and engineerability, which has been extensively tested in preclinical and clinical settings. The spheres are composed of an Afibromer outer layer, an alginate conjugated with a novel, proprietary anti-fibrotic small molecule, which was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson. This work culminated in a series of patents and patent applications to which we obtained exclusive rights through our license agreement with MIT. We developed an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity. We have observed robust in vivo preclinical results in which Afibromer alginate prevents the generation of an immune response against the biocompatible spheres and prevents fibrosis, while enabling nutrient influx and therapeutic protein efflux.

Modularity, a key attribute of our SLTx platform, is comprised of three pillars: the cells, the sphere and the manufacturing process. In addition to the cells and the sphere described above, we have also spent significant time and resources over the last three years to create a state-of-the-art modular manufacturing platform for all potential product candidates developed using our cell and sphere components. This cost-effective manufacturing platform is designed to provide a true “off-the-shelf” product for patients. Furthermore, virtually all aspects of the platform, from raw materials to processing steps, are shared across our development programs, enabling a potentially streamlined path from discovery to clinical trials. With our modular platform, the only significant change among our internal product candidates is the expression cassette used in the cells, which we customize to express the desired therapeutic molecule. This modularity has created an efficient engine for generation of product candidates, allowing us to build a diverse pipeline.

Our SLTx platform is designed to significantly improve the management of chronic diseases by overcoming the significant limitations of cell and gene therapies and the drawbacks of current standard of care biologic-based therapies. Cell therapy and viral gene therapy have been used to replace or repair missing or defective cells or genes and continue to be evaluated as potential therapeutic interventions. Despite major improvements in the field, there are still a number of limitations that spurn activity and applicability of both cell and gene therapy, including immune rejection, requirement for immune suppression, limited eligibility, durability and variability challenges, inability to re-dose and high manufacturing costs. In contrast, our SLTx platform is designed to generate product candidates with the following advantages:

•	Functional Cure. A single dose of our SLTx product candidates may provide a meaningful long-term clinical benefit to patients, as well as significant health economic advantages.
•

Controllable Dosing.  In preclinical studies, we have shown that various doses of SLTx product candidates can deliver predictable protein levels because of consistent expression of the therapeutic molecule by the engineered clonal cells.

•

Redosable.  In preclinical studies, we have observed that doses of our investigational products can be administered repeatedly, which we believe further differentiates our cell-based approach from other modalities such as gene therapy.

•

Retrievable.  While we do not anticipate a need for retrieval of our product candidates from a patient, we have demonstrated in non-human primates that we can retrieve the vast majority of the spheres if necessary.

•	Off-the-Shelf. Our SLTx product candidates are designed to be off-the-shelf, allogeneic, encapsulated cell therapies.
•

No Integration with the Host Genome.  Our cells are engineered outside the body and our clonal cells have known integration sites for the transgene, a gene that is introduced into the platform cell line using genetic engineering techniques. Upon placement, our cells remain inside of the spheres and do not interact with the host genome or circulate in the body. This feature is designed to avoid safety issues potentially caused by insertions into the host genome.

•

Avoidance of Pre-existing Immunity and Immune Suppression.  Our platform is a non-viral engineered cell-based gene therapy and non-immunogenic. Therefore, our product candidates are not affected by pre-existing antibodies to the viral based vectors used in gene therapy approaches. In addition, our product candidates are designed to not require immune suppression or bone marrow conditioning agents.

Our Product Candidates

Leveraging the modularity of our platform and our scientific and preclinical work to date, we are able to advance programs in distinct therapeutic areas, including rare blood disorders, lysosomal diseases and endocrine and other chronic disorders. We are applying a strategic sequencing to the development of our portfolio, focusing on commercial potential, unmet need, opportunity to provide meaningful clinical benefit to patients, speed to proof-of-concept, clear regulatory path and easy-to-measure validated protein therapeutics and clinical endpoints. Our initial clinical trials for our product candidates will be in patients with the relevant disease for such products, rather than healthy volunteers. As a result, if the results from such clinical trials are positive, we expect to be able to proceed with Phase 3 trials studying the effectiveness of each product candidate after the completion of its initial clinical trial for each product candidate and approval by the applicable regulatory agencies. Our current pipeline of SLTx product candidates is summarized in the figure below.

SIG-001 is our most advanced product candidate, and is designed to prevent bleeding episodes in patients with moderate-severe to severe Hemophilia A. Unlike commercially available recombinant Factor VIII, or FVIII, indicated for temporary replacement of FVIII, which requires life-long repeat intravenous administrations, SIG-001 would be administered intraperitoneally and we expect each dose to have a duration of three to five years. Following administration through a short laparoscopic procedure into the peritoneal cavity, SIG-001 is designed to continuously secrete human FVIII protein that subsequently diffuses into the bloodstream, thereby eliminating the need for frequent administration of recombinant FVIII in these patients. We believe this approach has the potential to provide sustained, durable levels of FVIII and potentially improve long-term outcomes.

Our preclinical work for SIG-001 focused on the feasibility of the proposed approach, optimization of the product, the pharmacological and pharmacodynamic profile of released human beta-domain deleted FVIII and key safety aspects in various animal species. In in vitro and in vivo models, we demonstrated that SIG-001 had dose-dependent, durable levels of FVIII and no safety or toxicology signals were identified.

We received acceptance of our IND submission in the United States in August 2020 and CTA in the United Kingdom in May 2020. We have initiated our Phase 1/2 clinical study of SIG-001 in Hemophilia A, with the first two patients dosed in the fourth quarter of 2020.

Moreover, we are extending our reach within rare blood disorders. We are developing SIG-009 for patients with Factor VII deficiency and SIG-003 for patients with Hemophilia B.

SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector to express human α-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed to treat the non-neurological manifestations of mucopolysaccharidosis type 1, or MPS-1, in patients with the disease. We have completed pre-IND and scientific advisory meetings with both the United States Food and Drug Administration, or the FDA, and Medicines and Health product Regulatory Agency, or MHRA, for SIG-005.

SIG-007 is our product candidate that contains a cell line genetically modified with a non-viral vector to express human alpha-galactosidase A, or AGAL, encapsulated within our spheres. SIG-007 is designed to provide continuous and prolonged release of functional enzyme at levels sufficient to produce clinical benefits and alleviate progression of the downstream aspects of Fabry disease.

We believe our SLTx platform has significant applicability to treat a broad range of other lysosomal diseases. We are developing SIG-018 for patients with mucopolysaccharidosis type 2, or MPS-2, and SIG-020 for patients with mucopolysaccharidosis type 6, or MPS-6. Similar to other lysosomal enzymes, we expect lysosomal enzymes produced by our spheres to be taken up by tissues via mannose 6-phosphate receptors.

SIG-002 is our product candidate designed to replace islet cells for the treatment of Type 1 Diabetes, or T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Eli Lilly and Company, or Lilly, to develop cell therapies for the treatment of T1D, including SIG-002. Under the terms of the partnership, Sigilon is leading execution of the program through IND, and Lilly, a global leader in diabetes, will develop and commercialize the program worldwide. We received an upfront payment of $62.5 million as well as a $13.1 million equity investment from Lilly, and we are eligible to receive up to $165.0 million in regulatory milestones and $250.0 million in sales-based milestones and tiered, from mid-single-to-low-double digit, sales-based royalties on sales. In 2019, Lilly invested an additional $12.0 million as part of our Series B financing.

We intend to apply the modularity of our SLTx platform to develop more product candidates and explore delivery of different molecules and alternative routes of administration. We are developing SIG-015 for patients with immune mediated diseases.

Preclinical Pipeline

Given the modular nature of our platform, we have developed a framework for progressing the IND-enabling phase for each of our internal programs, which we expect to take approximately 18 months, on average, after a development candidate for a transgene construct has been nominated. At the initiation of preclinical studies for each program other than SIG-002, we first order a plasmid under GMP conditions and generate cell clones. We then select a clone based on high expression of the transgene of interest and use this clone to generate a master cell bank, or MCB, to be used in our eventual product candidate. Once a MCB has been developed, we coordinate technology transfer with our CMOs to manufacture preclinical supplies of our product candidate using GMP manufacturing processes. While we initiate the manufacturing process, we expect to also request pre-IND and pre-CTA meetings with the applicable regulatory authorities to incorporate their feedback in our preclinical process. Once preclinical material are available, we initiate toxicology studies, pharmacokinetic studies and pharmacodynamics studies for our product candidates, in vitro and, later, in vivo. Based on the results of these studies, we may then develop a proposed clinical trial design. Prior to the completion of IND-enabling preclinical studies, we work with our CMOs to create a working cell bank, which would be expanded and encapsulated to provide the cell components of the clinical supply of our product candidate. This process is intended to provide each program with the necessary data to complete our IND and CTA applications for such program. Based on our experience with the preclinical development of SIG-001 and the framework outlined above, we believe that we could submit IND or CTA filings for SIG-009, SIG-005, SIG-007 and SIG-002 by the end of 2022; however, unfavorable results from any of our pre-clinical studies, unanticipated requirements from a regulatory authority or an inability to successfully transfer manufacturing processes to a CMO could materially delay such anticipated timing or cause us to terminate any of these programs.

Strategy

Our goal is to provide functional cures to patients with chronic diseases by applying our SLTx platform to discover, develop, manufacture and commercialize a new class of medicines. To achieve this vision and maximize value to stakeholders, we are executing a strategy with the following key elements:

•

Leverage our Modular Platform.  We have focused our efforts on three pillars of our modular platform: (i) optimization of our engineered cell lines; (ii) optimization of our spheres; and (iii) development of scalable manufacturing processes. By leveraging these components, we believe that this strategy will enable us to rapidly and simultaneously pursue numerous product candidates in a capital-efficient manner.

•

Focused Indication Prioritization.  Given the breadth of the applicability of our platform, we prioritize product candidates based on the potential to provide meaningful clinical benefit to patients, rapid time to proof-of-concept, clear regulatory path, and validated biology and clinical endpoints. Based on this prioritization, we have focused our efforts in rare blood diseases and lysosomal diseases, in addition to our partnership with Lilly in T1D. As our platform is de-risked, we expect to target therapeutic areas and chronic diseases of increased complexity and prevalence.

•

Further Strengthen our Differentiated, Proprietary and Cost-Efficient Manufacturing Capability.  We have designed our manufacturing processes for reproducibility and speed. In addition, we have scaled our process for our planned additional Phase 1/2 studies. We expect to continue to invest in our manufacturing platform and leverage our modularity as we further scale-up our proprietary processes. We believe that, at commercial scale, our cost of goods will be similar to monoclonal antibodies.

•

Driving Innovation with our Strong Patient-first Culture.  Since our formation, we have established a highly collaborative, patient-first culture that drives our passion for innovation. Our patient-first culture has allowed us to understand the needs of patients and their caregivers, including the need for innovative medicines. We have leveraged our commitment to science and our location to attract scientific talent and experienced leaders, which underlies our commitment to the patient communities we serve. In addition, we have assembled a board and scientific advisors with deep expertise in research, development, regulatory affairs and manufacturing across the therapeutic areas that we are initially targeting, and that are guided by the needs of the patient community.

•

Maximizing Value Creation.  We have assembled a management team with experience in the development and commercialization of therapeutics globally, particularly in rare diseases, and can build our own worldwide development, marketing and sales organization due to the limited commercial infrastructure required to serve rare disease markets. In other more prevalent chronic diseases, we believe that executing targeted strategic partnerships for select indications or regions of the world would be beneficial to expand and accelerate access of our technology to broader patient populations worldwide, as demonstrated by our partnership with Lilly.

Limitations of Gene and Cellular Therapies

Many diseases are a result of loss or dysfunction of cells or a component produced by these cells. The defect can occur as a result of an inherited genetic defect or occur later in life due to several factors such as autoimmunity. There is a long history in the medical community of replacing missing or defective cells, from blood transfusions to bone marrow transplants, activated immune cells in oncology and cadaveric islet cells for T1D. There are two broad classes of cell therapy: autologous, whereby cells are obtained from the patient, and allogeneic, whereby cells are obtained from a third-party human donor. Despite the major developments and improvements in the industry, both types of therapies are associated with challenges related to acquisition of cells, manufacturing, clinical utility and safety.

Immune rejection is primarily a contact-dependent cell mediated process. A challenge to the therapeutic use of allogeneic cells has been the targeted destruction of the cells by the immune system unless patients are treated with an immunosuppressive regimen. One strategy employed to prevent immune rejection, outside of immune suppression, is the encapsulation of cells to prevent immune cell contact. Encapsulation using biopolymers such as alginate have been extensively studied, including in human clinical trials. While these systems proved safe, the functionality was lost due to an immune response to the foreign material.

More recently, advances in genetics have enabled the engineering of cells to increase function or produce therapeutic molecules. These techniques can be applied to either autologous or allogeneic cell products. A recent example of autologous cell therapy is the approval of chimeric antigen receptor T cells, or CAR-Ts, for the treatment of particular cancers. This has spurned much activity in the expanded utility for cell therapy. However, the use of these types of therapies is limited by a range of issues, including:

•

Limited Therapeutic Application.  Given the specialized nature of cell therapies, they have been designed for specific indications and lack the inherent platform flexibility to be rapidly applied to therapeutics across chronic diseases.

•

Limited Durability.  Allogeneic cell therapies have had limited durability due to the fast immune rejection by the host immune system. This limitation makes these therapies less efficacious in the treatment of chronic disease.

•

Safety Concerns.  Many allogeneic cell/tissue therapies such as islet cell transplantation require lifelong immunosuppression to prevent immune rejection, which is associated with significant morbidity. The use of immunosuppression restricts their use to the most severe patients.

•

Inability to Scale in a Cost-Effective Manner.  Autologous cell therapies are derived from a patient's own cells to avoid rejection by the immune system. This results in a one-to-one manufacturing process for each individual patient, which is costly and difficult to scale, and requires a complex supply chain that can delay treatment for critically ill patients.

Gene therapy is used to repair a deficiency by replacing a gene of interest with heterologous expression in the body, usually with the help of a packaging virus. This therapeutic modality has had some success with delivery of systemic protein deficiencies when the transgene is packaged and delivered via a viral vector. Local gene delivery in the eye has proven effective in rare genetic disorders. However, a range of similar issues to cell therapy has also limited the use of viral and non-viral integrating medicines such as gene therapies and gene editing, including:

•

Use of Immunosuppression.  Immunosuppressive agents are used to dampen immune responses against tissues transfected by viral vectors used for gene therapy, such as adeno-associated viruses, or AAVs, and other viral integrating vectors. This approach compromises the patient's immune system, which can result in multiple adverse side effects.

•

Pre-Existing Immunity.  AAVs occur naturally in the environment and infect an estimated 70 percent of adults, which can lead to development of pre-existing immunity in many patients. This pre-existing immunity precludes patients from being eligible to enroll in clinical trials and to receive approved therapies. Based on recently published data from a study of Hemophilia A patients, it was estimated that at least 25-40% of study subjects were excluded from treatment because of immunity to the AAV vectors used to deliver the gene therapy.

•

Durability and Variability Challenges.  There are few large-scale clinical trials completed with gene therapy to date. The data that are available for gene therapy-based FVIII programs have demonstrated that hFVIII levels in patients treated with gene therapy have initially risen in the first year, then expression waned over time. We believe these results suggest that the durability of gene therapy for Hemophilia A is likely limited for the average patient. Additionally, there is significant variability of expression levels between patients in the same dose cohort in these clinical studies for hemophilia patients. This makes predictability of patient response to a given dose very challenging.

•

Safety Concerns.  Potential for integration with the host genome may present unknown safety risks. In addition, off-target or unintended genetic modifications can arise from the use of gene therapies or genome editing tools. Because viral gene therapies can affect more than one type of cells, viruses may transfect cells other than the targeted cells and cause potential for other safety concerns. If this happens, healthy cells may be damaged, causing other illness or diseases.

•

Inability to Redose or Remove.  Currently, viral gene therapy can only be delivered once due to the strong immune response to the virus, precluding repeat dosing. Once a patient receives a viral gene therapy, that therapy cannot be stopped or reversed.

•	Limited Access Due to High Cost. Currently, high cost of goods and high average wholesale prices are associated with gene therapies, making access to such therapies on a global basis challenging.

Our Platform—Shielded Living Therapeutics

In order to overcome the limitation of existing therapies, we have developed our SLTx platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials to pioneer a new class of therapeutics. Using the SLTx platform, we are able to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient's genes or immunosuppression. We engineer cells, which are subsequently encapsulated in our proprietary hydrogel spheres. The spheres are composed of an outer layer comprising our Afibromer alginate, an alginate conjugated with a novel, proprietary anti-fibrotic small molecule, and an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity. We have observed robust in vivo preclinical results demonstrating that the Afibromer alginate prevented the generation of an immune response against the biocompatible spheres and prevented fibrosis, while enabling nutrient influx and therapeutic protein efflux. As the cells remain encapsulated in the spheres, they are designed not to interact with the host genome. The first product candidates will be placed in the body through a short laparoscopy procedure. Using our SLTx platform, our goal is to provide functional cures to patients with chronic diseases.

Our SLTx platform is comprised of two primary elements.

•

The Cells.  Our current allogeneic human cell line used in our internal programs was selected for its safety, durability, scalability and engineerability. We believe this approach allows us to stably integrate a high-expressing transgene, with the potential to create a self-renewing transgene-expressing cell population to enhance durability and manufacturing scalability. The same parental cell bank is currently used for our internal pipeline programs.

•

The Sphere.  We encapsulate the cells in our proprietary biocompatible matrix, formatted as 1.5 mm spheres, consisting of (i) an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity and (ii) an outer immune-shielding hydrogel layer containing our Afibromer alginate.

In order to bring our SLTx product candidates to patients, we have designed our manufacturing process for reproducibility, flexibility, speed and low cost of goods. We use a simple validated allogeneic cell-based manufacturing process for our internal pipeline programs and follow the typical cadence of creation of a clonal master cell bank, followed by a working cell bank, and, finally, expansion of a working cell bank vial for each manufacturing run. The Afibromer alginate is created by conjugating the small molecule to the requisite alginate while the inner layer of the sphere is created by conjugating a peptide to the requisite alginate. Using a proprietary manufacturing process, the biomaterials are then used to encapsulate the cells, forming a sphere with the Afibromer alginate on the outside and the cells inside the sphere with the peptide alginate biomaterial. This encapsulation process is consistent and has been scaled for clinical development. In addition, in line with other cell-based therapies, our manufacturing process provides the ability to optimize our candidate products by increasing or decreasing the volume of spheres manufactured and placed into the patient as well as the number of cells placed into each sphere. All components are manufactured under current good manufacturing practices, or cGMP, by our contract manufacturing organizations, or CMOs.

Advantages of Our SLTx Platform

Our SLTx platform is designed to significantly improve the management of chronic diseases by overcoming the drawbacks of current standard of care biologic-based therapies and the significant limitations of cell and gene therapies. We believe our SLTx product candidates, if successfully developed and approved, can be placed in the body and remain functional for years and potentially serve as "therapeutic factories" for diseases or conditions where a particular protein or cell is deficient. We believe our SLTx platform may provide the following potential advantages:

•

Functional Cure.  We believe that a single dose of our SLTx product candidates could provide a meaningful long-term clinical benefit to patients as well as significant health economic advantages. Our SLTx platform is designed to harness the power of cell therapies to do what these genetically modified cells are designed to do by mimicking the function of endogenous cells.

•

Controllable Dosing.  We have observed in preclinical studies that various doses of SLTx product candidates delivered consistent, dose dependent expression of the therapeutic molecule by the engineered clonal cells, which we believe supports predictable dosing in humans. We believe that controllable dosing has the potential to improve the safety profile of our product candidates and to better predict clinical outcomes for patients. This approach also offers the potential to tailor dosing to fit a patient's needs.

•

Redosable.  In preclinical studies, we have observed that doses of our investigational products can be administered repeatedly, which we believe further differentiates our cell-based approach from other modalities such as gene therapy.

•

Retrievable.  While we do not anticipate a need for retrieval of our product candidates from a patient, we have demonstrated in non-human primates that we can retrieve the vast majority of the spheres if necessary.

•

Modularity.  Virtually all aspects of the SLTx platform are shared across our internal development programs, enabling a potentially streamlined path from discovery to clinical trials. With our modular platform, the only significant change amongst our internal product candidates is the expression cassette used in the cells, which we customize to express the desired therapeutic molecule. This modularity has created an efficient engine for generation of product candidates, allowing us to build a diverse pipeline. We also believe our plans to manufacture large cryopreserved lots in a fully automated encapsulation system will result in cost of goods similar to monoclonal antibodies and significantly lower than existing cell or gene therapies with potential ability for global distribution.

•	Off-the-Shelf. Our SLTx product candidates are designed to be off-the-shelf, allogeneic, encapsulated cell therapies.
•

No Integration with the Host Genome.  Our cells are engineered outside the body and our clonal cells have known integration sites for the transgene, a gene that is introduced into the platform cell line using genetic engineering techniques. Upon placement, our cells remain inside of the spheres and do not interact with the host genome or circulate in the body. This feature is designed to avoid safety issues potentially caused by insertions into the host genome.

•

Avoidance of Pre-existing Immunity and Immune Suppression.  Our platform is a non-viral engineered cell-based gene therapy and non-immunogenic. Therefore, our product candidates are not affected by pre-existing antibodies to the viral based vectors used in gene therapy approaches to the viral based vectors used in gene therapy approaches. In addition, our product candidates are designed not to require immune suppression or bone marrow conditioning agents.

•

Broad Therapeutic Application.  We believe our SLTx product candidates have the potential to provide functional restoration for millions of patients with chronic diseases. While gene therapy offers the promise of clinical results after a single dose, its eligibility is limited. We aim to address these limitations by offering treatment to patients with preexisting immunity to gene therapy vectors.

The attributes of our SLTx approach are compared versus other therapeutic approaches in the table below:

SLTx Offers a Compelling Path to Functional Cures

Comparison vs. Other Therapeutic Approaches

Modularity of Our SLTx Platform

Modularity is a key pillar of our strategy as the SLTx platform can be rapidly adapted to new therapeutic programs using the same parental cell line and biomaterial components yielding an efficient engine which is being applied to multiple product candidates. This platform approach to development gives us significant synergies in manufacturing, translation from idea to IND ready product candidate as well as the ability to leverage prior completed studies. In addition, we have developed proprietary processes for producing consistent and larger scale batches that are suitable for clinical development; which includes a novel process for automated continuous cell encapsulation and the potential to cryopreserve the product.

The Cells

For our current internal programs, we have selected a human retinal pigment epithelial cell line as the parental cell line. The selection was made after reviewing certain properties and characteristics. These include: prior human experience, amenable to genetic engineering, non-transformed, contact inhibited, macrophage-like properties to clear debris and demonstrated long-term survival within the biopolymer sphere. This parental cell line has been engineered to produce over 25 therapeutic proteins to date. We engineer the parental cell line in a manner that does not employ viral vectors and is designed to produce an engineered cell line that expresses high levels of the desired therapeutic molecule using a customized expression cassette with a heterologous transgene. Each transgene and expression cassette is tailored for maximal expression of the therapeutic product candidate. We have optimized the promoters, insulators, polyA and signal sequences for our parental cell line, enabling us to use different transgenes. The engineered cell line is cloned, master and working cell banks are created and tested under cGMP conditions for transgene insertion sites, passage and chromosomal stability. The cells produced by our engineered cell lines have proven particularly amenable to encapsulation because they allow us to have self-renewing, long-lived population of cells. As with normal tissues, cells in the sphere have a slow turnover rate. This parental cell line has been used in several Phase 1 and Phase 2 clinical trials for encapsulated cell technologies developed by third parties to treat ophthalmologic conditions and central nervous system, or CNS, diseases, with no significant safety signals reported.

The Sphere

Our name is derived from sigilo—a Spanish word meaning stealth. Stealth is a key attribute of our SLTx platform, which we are developing to harness the power of therapeutic cells without inducing an immune response. Our underlying technology was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson to identify ways to prevent the foreign body response to implanted biomaterials. This work culminated in the discovery of (i) a family of novel small molecules with anti-fibrotic properties that could be applied to the outer layer of an alginate sphere that prevented immune response to the sphere in preclinical studies and (ii) optimal sphere sizes. This technology is protected by a series of patents and patent applications, which we have exclusively licensed from MIT. This work, which included observations of preclinical durability in rodents and non-human primates, was described in a series of publications in Nature Journals from 2016 to 2020.

We have built upon the MIT technology to further refine the sphere configuration, composition and related manufacturing processes. We have developed a dual-layer sphere which enables us to create improved configurations for the outer layer and inner compartment. In designing the outer layer, we selected a small molecule from the MIT library, which when conjugated with the alginate, creates our Afibromer alginate that we use as an outer hydrogel coating for our spheres. We designed the inner compartment of the sphere to promote viability and productivity of the encapsulated cells. Specifically, the inner compartment of the spheres consists of sodium alginate monomers that form an alginate hydrogel chemically linked to a binding peptide. The inner compartment is designed to enable optimization for different cell types. The hydrogel and Afibromer alginate are sourced and manufactured under current good manufacturing practices, or cGMPs.

The Manufacturing Process

We have spent significant time and resources since we began substantial operations in 2017 to create a state-of-the-art manufacturing platform that is modular for all product candidates developed using our cell and sphere components. Each of the major elements of the platform, cell line, outer layer matrix, inner layer matrix, are manufactured under cGMP conditions. Significant process development work has been performed to provide scalable cost-effective approaches for each of these platform elements. As the process for manufacture of all three elements is modular and does not differ by program, it may enable significant cost and time benefits to each program. For sphere manufacturing for all programs, we use a dual lumen needle to generate the sphere. The cells with their matrix are in the inner lumen, while the Afibromer alginate is in the outer lumen. As the droplet is pulled from the needle it hits a bath and crosslinks forming a dual layer sphere. We have designed this encapsulation process for reproducibility, flexibility, speed and uniformity across all programs. These investments in our manufacturing platform should enable us, at scale, to achieve cost of goods on the order of monoclonal antibodies, if our product candidates are approved.

Foundational data on our SLTx platform

We have performed several safety and durability studies using sphere components. Third-party in vivo studies have shown that alginate spheres of similar composition can remain intact in the body for over nine years with no reported adverse effects. In extensive preclinical testing, conducted with our specific sphere composition to support our regulatory filings, we observed no toxicity. Chronic toxicity and local tolerance testing showed that the sphere components were well tolerated in Non-Human Primates, or NHPs, up to 12 months. In addition, empty spheres were not found to be sensitizing, cytotoxic, mutagenic, an irritant, or pyrogenic. The intraperitoneal administration of empty or high and low dose SIG-001 spheres was well tolerated, with no adverse control or test article-related effects observed in long-term safety studies. The spheres used in SIG-001 were also observed to be biocompatible, and SIG-001 was shown to be non-cytotoxic and non-mutagenic in preclinical studies. We also observed no acute systemic toxicity following injection of empty sphere extracts in mice.

All the preclinical work examining the safety of the spheres and its components was completed for SIG-001 and regulatory agencies have acknowledged the potential to leverage these data in subsequent filings for other product candidates. We believe the ability to utilize our existing safety data for the sphere components significantly reduces the risk to future programs and decreases cost and time to subsequent filings. Below is a summary of the relevant preclinical studies.

Six-month and twelve-month NHP Study.  We examined chronic toxicity and local tolerance of a single dose of empty spheres, or SIG-000, at doses at least 5x higher than the expected maximum human dose in Cynomolgus monkeys by administration into the bursa omentalis or into the general peritoneal space via implantation through an endoscopic trocar. There were no SIG-000-related toxicities observed on clinical pathology endpoints in Cynomolgus monkeys at either six months or 12 months after administration. The SIG-000 spheres implanted into the intraperitoneal cavity were well tolerated with no notable adverse effects.

Broken Sphere Study.  An additional sphere tolerability study was conducted upon regulatory agency request in which we broke 50% of the final SIG-001 product including cells prior to implantation to mimic a worst-case scenario for sphere integrity. An independent toxicology report found no adverse findings of note including any issues with the cells which were artificially enabled to escape the sphere in vivo.

Redosing and Retrievability Studies.  Spheres were retrieved on explant to evaluate integrity (intact vs. broken spheres), which showed that on average 87.7% of empty spheres and above 92.7% of all spheres in three SIG- 001 doses remained intact to the end of the study at Week 26. We expect that the integrity for undisrupted spheres in vivo will be much higher due to the contribution of the retrieval procedure to sphere breakage in this study.

Mode of Delivery

We have explored a variety of anatomical locations for systemic or local delivery of our product candidates. For our first programs in rare blood disorders and lysosomal diseases, where large levels of systemic protein are required, we selected the general peritoneal space delivery through a laparoscopic trocar/catheter. This minimally invasive surgical procedure can be performed under general anesthesia in most patients in less than 30 minutes. Nevertheless, we are working on a simplified procedure for sphere administration into the peritoneal cavity. For indications in which smaller amounts of therapeutics will be required, such as immune-mediated conditions, we are developing alternative routes of administration.

Expansion of the Modulatory Toolbox

The potential to quickly and efficiently pursue multiple therapeutics across diverse disease areas is an important aspect of our platform. For specific indications or needs, we believe that adding another modular tool may be required. We are pursuing several such tools as part of our SLTx platform, which we believe can be leveraged across our current or future programs. These tools include:

•

Combination Therapy.  Our approach of placing transgenes into our platform cells outside the body opens the possibility to produce multiple therapeutic molecules at the same time with any desired ratio and encapsulated in the same sphere. The potential to provide combination therapeutics may allow us to approach diseases that require a multi-prong approach for adequate treatment.

•

Local Implantation.  Our SLTx platform lends itself to implantation in various anatomical locations. We believe that anatomically localized implantation in an effort to deliver the desired levels of therapeutic has the potential to achieve efficacy and lower systemic exposure could have safety implications. We have explored intravitreal implantation for ocular delivery, delivery into the CNS space and we are considering other locations for implantation such as intra-articular.

•

Tunable.  We believe that for particular diseases it may be critical to be able to exogenously regulate the therapeutic protein(s). While our early pipeline in rare blood disorders and lysosomal diseases are designed to have wide therapeutic windows and flat consistent dosing, we are exploring indications in the endocrine and autoimmune spaces that may require the ability to exogenously tune the therapeutic levels by the patient or physician. We have developed such systems and are exploring their use in endocrine diseases such as parathyroid hormone therapy.

•

Sense and Respond.  The precise endogenously regulated system found in islet cells can be recapitulated into our current cell line using tools developed over the last decade in systems biology. Here entire circuits can be placed in our cells using our technology so that it may sense the local environment and produce therapeutic in response to the endogenous factor.

Partnerships and the Breadth of Opportunity of our Product Platform

We believe our SLTx platform has the potential to offer a new, distinct modality by which to treat many serious, chronic diseases. As a result, we believe our SLTx platform offers the potential to treat a wide range of chronic diseases representing an over $200 billion commercial opportunity. Taking into consideration the broad potential of our technology to address many therapeutic areas, we plan to partner selected indications with pharmaceutical companies that have complementary expertise and capabilities in order to maximize the value of our technology and expand patient access.

 In April 2018, we announced our first strategic pharmaceutical collaboration through a partnership with Lilly to leverage the SLTx platform to develop encapsulated cell therapies for the treatment of T1D. Under the terms of the partnership:

•	Sigilon is leading execution of the program through an initial IND; Lilly, a global leader in diabetes, will develop and commercialize the program worldwide; and
•

Sigilon received an upfront payment of $62.5 million, and a $13.1 million equity investment and is eligible to receive up to $165.0 million in regulatory milestones and $250.0 million in sales-based milestones and tiered, from mid-single-to-low-double digit, sales-based royalties on sales of SIG-002. In 2019, an additional $12.0 million was invested by Lilly as part of our Series B financing.

In addition, Sigilon has formed several strategic research collaborations with leading academic institutions including The Massachusetts Institute of Technology—Synthetic Biology Center and Boston University's Biological Design Center (Biomedical Engineering) with focus on further enhancing the capabilities and breadth of applications of our SLTx platform.

Rare Blood Disorders

Hemophilia is a rare blood disorder caused by mutation in the gene for the particular clotting factor protein needed for appropriate hemostasis, for example form a blood clot. These mutations may prevent the clotting protein from working properly or may be missing altogether. Hemophilia A and Hemophilia B are characterized by a deficiency in FVIII and FIX, respectively. They are the most common forms of the disease as they are both linked to the X chromosome and thus only require one defective gene in males for the disease to manifest. The clotting cascade contains many other proteins required for hemostasis. Autosomal recessive hemophilia disorders such as FVII, FX, FV and others are much less prevalent as they require two defective genes and may occur equally in males and females. These rare and ultra-rare diseases can be devastating for the patient as factor replacement is not currently available.

Hemophilia A

Our most advanced SLTx product candidate is SIG-001, an investigational therapy in development for the prevention of bleeding episodes by Hemophilia A. For this indication, we designed human cells to express high levels of hFVIII. In preclinical studies, after placement of spheres containing these cells in mice, we observed sustained, therapeutically relevant levels of FVIII in plasma. In a mouse model of Hemophilia A, levels of hFVIII were sustained over time, in a dose-proportionate manner and resulted in normalization of excessive bleeding following a tail clipping test. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA in August 2019 and by the EMA in November 2020, which relates to the European Union but does not include the United Kingdom. In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which have been accepted by the Medicines and Healthcare products Regulatory Agency, or MHRA, and the FDA, respectively. We initiated our first clinical studies for SIG-001 in Hemophilia A in 2020, with the first two patients dosed in our Phase 1/2 clinical study in the fourth quarter of 2020. We expect to complete enrollment of our Phase 1/2 clinical study of SIG-001 in Hemophilia A prior to the end of 2021.

Indication / opportunity

FVIII is an essential blood-clotting protein deficient in patients with Hemophilia A. In the cascade below, FVIII binds activated factor IX along with calcium and phospholipid. This complex then converts factor X to activated factor X to facilitate the downstream clotting cascade. Specifically, activated FVIII acts as a cofactor for activated factor IX, accelerating the conversion of factor X to activated factor X. Activated factor X converts prothrombin into thrombin. Thrombin then converts fibrinogen into fibrin, and a clot is formed. FVIII activity is greatly reduced in patients with Hemophilia A, and, therefore, factor replacement therapy is necessary.

Clotting Cascade

Patients with Hemophilia A are divided into three categories according to their endogenous plasma FVIII activity levels: severe (< 1%), moderate (1%-5%), and mild (> 5%-< 40%). Patients with the severe form experience spontaneous bleeding and hemorrhage after minor trauma about one to six times in a month, including joint bleeds and intramuscular hemorrhage. Joint bleeds are a common finding in hemophilia patients and are the hallmark of a severe form of the disease. If left untreated, frequent joint bleeds can result in joint damage and severely impacts the quality of life of the patient. In moderate form, the affected patients usually experience excessive bleeding after mild to moderate injuries, while patients with a mild form of the disease bleed excessively after surgery or major trauma.

The Hemophilia A market worldwide is estimated at approximately $8 billion, as of 2020. The severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide. Most of these patients are treated with prophylactic recombinant FVIII intravenous infusion several times per week as well as additional infusions for bleeding episodes. We estimate that, as of 2018, approximately 29,000 patients with moderate to severe Hemophilia A in the United States and Europe would be eligible for treatment with SIG-001, if approved.

Limitations of current therapies

Hemophilia A has been treated with FVIII factor-replacement therapy, with a well-established safety profile, which has been documented for over 30 years. Currently, the standard of care in the United States and Europe is to offer primary prophylactic FVIII infusions to patients with severe Hemophilia A. According to the 2018 World Hemophilia Foundation Annual Survey, more than 11 billion individual units of replacement FVIII are used each year worldwide, resulting in a well-established safety profile.

As the half-life of FVIII is relatively short, infusions of factor result in peaks of activity and intermittent periods of suboptimal coverage, or peaks and troughs. Extended half-life FVIII products have improved the dosing for patients extending dosing frequency from every few days to two to three times a week. In Hemophilia A, approximately 30% of naive patients have a risk of developing an immune response against the therapeutic to levels that significantly increase factor clearance and thus decreases factor activity in these patients. This phenomenon is known in the biologics world as anti-drug antibodies, or ADAs, or for hemophilia, inhibitors. This serious manifestation renders the factor replacement ineffective. Current factor replacement therapies have limitations, including treatment burden, kinetics (peaks/troughs), morbidity and mortality from breakthrough bleeds, including chronic joint disease, inhibitor development, as well as risk of thrombotic events, which can be fatal, and coagulation test interference with novel non-factor therapies, such as emicizumab.

Our Solution—SIG-001

SIG-001 is our most advanced product candidate, which is designed to prevent bleeding episodes in patients with moderate-severe to severe Hemophilia A. Our preclinical work for SIG-001 focused on the feasibility of the proposed approach, optimization of the product candidate, the pharmacological and pharmacodynamic activity of released human beta-domain deleted FVIII and key safety results in various animal species. In in vitro and in vivo models, we observed that SIG-001 had dose-dependent, durable levels of FVIII expression and no safety or toxicity signals were identified.

Unlike commercially available recombinant FVIII indicated for temporary replacement of FVIII, which require life-long repeat intravenous administrations, SIG-001 is designed to be administered intraperitoneally and we expect patients to be dosed in intervals of at least three to five years. Following a laparoscopic administration into the greater sac of the peritoneal cavity, SIG-001 is designed to continuously secrete hFVIII protein that subsequently diffuses into the bloodstream, thereby eliminating the need for frequent administration of Hemophilia A treatments in these patients. We believe this approach has the potential to provide sustained, long-lasting FVIII levels and potentially improve long-term outcomes.

Preclinical Data

We conducted multiple preclinical studies to optimize the conjugation levels of the outer layer small molecule, for minimal immune response, and the inner compartment peptide, to promote therapeutic protein expression. In vitro and in vivo pharmacology studies were conducted to evaluate expression of hFVIII by encapsulated and non-encapsulated cells. In vivo studies were completed in both immune competent and immune deficient mice, or NSG mice. NSG mice were used for longer term studies in order to avoid the expected inhibitor formation against the human protein commonly expected to be observed in rodent models. In order to assess efficacy and establish dosing, we evaluated SIG-001 in immune competent Hemophilia A knockout mice, or Hem A mice, whose defect in the FVIII gene recapitulates human disease, and in which efficacy can be assessed by measuring tail bleeding time after being clipped. Using Hem A mice, we assessed the efficacy of SIG-001-released FVIII activity and the dose-response relationship of FVIII release from SIG-001. The pharmacokinetic profile of hFVIII protein released from the spheres was also studied in NHP. We also conducted a study of the excretion of radiolabeled small molecule-modified alginate in rodents.

As shown in the figure below, the bleeding times of Hem A mice receiving SIG-001, in one cohort, approached those of wild type mice without a bleeding disorder while the bleeding times of Hem A mice receiving control spheres, containing non-engineered cells in another cohort, were significantly higher than bleeding times observed in wild type mice, indicating that control spheres were not able to restore hemostasis in Hem A mice, as expected. All spheres were placed via laparotomy into the peritoneal space of Hem A mice. On day 7 we assessed the mice for bleeding time. Hem A mice receiving SIG-001 had significantly shorter bleeding times compared to animals treated with control spheres, as shown in the figure below.

Bleeding Time in Wild Type and Hem A Mice

Following Administration of SIG-001

The average bleeding times (in seconds) and SEM for each group were plotted. * p<0.05 comparing Hem A mice treated with SIG-001 vs Control Spheres (non-engineered cells). Numbers of animals per group are: WT mice: N = 6, Hem A Mice (HA) + SIG-001 Spheres: N = 8, Hem A mice + Control Spheres: N = 7.

Dose Ranging Study

We assessed the relationship between SIG-001 sphere dose and plasma hFVIII levels in Hem A mice. SIG-001 spheres were placed via laparotomy into the peritoneal space at a range of doses. On day six, we collected plasma samples and measured hFVIII activity using a chromogenic FVIII activity assay. As depicted in the figure below, administration of SIG-001 resulted in dose dependent, but non-linear expression of, therapeutic hFVIII activity levels across all doses given to Hem A mice.

HFVIII Activity in Plasma from Hem A Mice

after Administration of Different Doses of SIG-001

We administered medium and high doses of SIG-001 in NSG mice in order to assess the durability of expression of hFVIII. We measured hFVIII activity levels in the mid and high dose groups at three time points in NSG mice. As illustrated in the figure below, we observed a durable dose dependent expression of hFVIII beyond six months, at which point the study was terminated. Intraperitoneal administration of both doses of SIG-001 spheres were well tolerated, with no adverse effects noted.

Durability of Expression of hFVIII in Two Different Doses of SIG-001 in NSG Mice

Non-GLP Pharmacokinetic Study of SIG-001 Placed in the Abdominal Cavity of Monkeys

We administered SIG-001 intraperitoneally via laparoscopic procedure in immune competent Cynomolgus monkeys. The study examined plasma FVIII concentration and activity of hFVIII and FVIII inhibitor level throughout the

28-day study period. SIG-001 spheres did not produce adverse effects on mortality, body weight, clinical pathology, macroscopic observations, organ weights, or histopathology. At necropsy, retrieved sphere hFVIII production, morphology, fibrosis and cell viability were examined. In immune competent NHPs, human cells secreting FVIII in SIG-001 are expected to induce inhibitor formation due to the xenogeneic response to the human protein and potentially accelerated immune response, therefore duration of this single dose pharmacokinetic study was limited to 28±3 days.

hFVIII plasma concentrations generally increased through approximately Day 9 and subsequently declined to baseline by approximately day 16 due the monkeys' immune response against hFVIII. Onset of hFVIII inhibitor development between Day 9 and Day 11 corresponded to declining plasma hFVIII levels. The levels of FVIII inhibitor remained elevated until Day 28. In addition, at Day 28, the extracted spheres had minimal fibrosis associated with the xenogeneic response and more than 95% of the cells were viable, while still expressing hFVIII, as can be seen in the figure below. Cumulatively, with this study we were able to demonstrate plasma concentrations of hFVIII produced by SIG-001 following intraperitoneal administration to NHPs.

SIG-001 Non-Human Primate Data Confirm Murine Studies

Quantification of hFVIII in Cynomolgus monkey plasma samples was conducted using an electrochemiluminescence assay. Points represent the average signal in relative light units (RLU) of 3 animals administered intraperitoneally at 6 ml/kg dose of SIG-001 (error bars represent standard deviation). The development of inhibitors against hFVIII was assessed using a Nijmegen-modified Bethesda assay. Points represent the average Bethesda Units per ml of plasma in these three animals (error bars represent standard deviation).

Safety and Toxicology Studies

We assessed the safety and toxicology of a single dose of SIG-001 following single administration into the peritoneal cavity via laparotomy in male NSG mice. Animals received either a low or high doses of SIG-001 and were observed at weeks 2, 16 and 26 for mortality, clinical observations, body weight, food consumption, clinical pathology parameters such as hematology, coagulation, and clinical chemistry, bioanalysis, gross necropsy findings, organ weights, and histopathologic examinations.

Administration of empty spheres or high- and low-dose SIG-001 spheres did not produce notable adverse effects on mortality, clinical observations, body weight, food consumption, clinical pathology, macroscopic observations, organ weights, or histopathology, and we did not observe any notable differences in cell viability or immune response between groups.

Clinical Development Plan

We have initiated a multicenter Phase 1/2 clinical study to assess safety and efficacy of up to three dose levels of SIG-001 in patients with severe or moderate-severe Hemophilia A. At each dose level, we intend to dose an initial patient, followed by a safety review period of 28 days and assessment of FVIII activity, after which, the rest of the cohort will be enrolled or we may proceed dosing at the next dose cohort as illustrated in the chart below.

SIG-001: Design of First-in-Human Safety and Dose Ranging Phase 1/2 Study

Two patients with severe Hemophilia A have been dosed in the study. The first patient in the study was dosed in October 2020 in the United Kingdom at the first dose level. The second patient was dosed in December 2020 in the United Kingdom at the second dose level. The administration procedure for SIG-001 was generally well tolerated. There have been no serious adverse events.  We have measured FVIII activity levels at regular intervals throughout the study. At the initial dose levels for this study, tested in the first two patients, we have observed FVIII activity levels in the low-to-mid single digits.

We believe these data support continued dose escalation. As we increase dose levels, we also initiated planned manufacturing changes in the first quarter of 2021 designed to, among other things, increase cell potency and enhance cell function, and we have filed amendments to our CTA and IND with the MHRA and FDA, respectively, to incorporate these changes. We expect to dose our next patient once these amendments are cleared by the applicable agency. We also plan to submit a CTA to initiate this study in Germany. We expect to complete enrollment of our Phase 1/2 clinical study of SIG-001 in Hemophilia A prior to the end of 2021.

Expansion into Rare Blood Disorders

Factor VII Deficiency

SIG-009 is our product candidate for Factor VII deficiency, or FVIID. For this indication, we engineered human cells to express high levels of human FVII zymogen, a non-activated FVII, as opposed to the marketed activated FVII product, coagulation FVII recombinant. We placed SIG-009 spheres in mice and observed sustained and clinically relevant levels of FVII in plasma across the 28-day study.

We have completed scientific advisory and pre-IND meetings to discuss the SIG-009 development program with both the MHRA and the FDA in the United Kingdom and United States, respectively.

Indication / Opportunity

While 95% to 97% of coagulopathies are due to Hemophilia A, Hemophilia B and von Willebrand disease, congenital factor VII deficiency, or FVIID, is the most common of the remaining rare coagulation disorders. FVIID constitutes approximately one third of all rare coagulation disorders, and it is caused by autosomal recessive mutations in the FVII gene which result in low or undetectable plasma FVII levels. According to the National Hemophilia Foundation, or NHF, as of 2020, the incidence of FVIID is estimated to be between 1-in-300,000 and 1-in-500,000, worldwide.

FVII is a plasma vitamin K-dependent serine protease produced by the liver. The interaction of FVII with tissue factor generates the serine protease activated-FVII, or FVIIa, which is pivotal for activation of coagulation at the site of vascular injury. Severity varies amongst affected individuals and patients with severe congenital FVII deficiency, or CFVIID, can experience extensive hemarthrosis, gastrointestinal and CNS bleeds very early in life which can be lethal. Mucocutaneous bleeds and menorrhagia are the most common manifestations of the disease in patients with moderate disease (FVII levels >10-20%) and mild disease (FVII levels 20%-30%). The severe phenotype comprises approximately 10% to 15% of the patient population. Approximately 30% of CFVIID can be asymptomatic, and the remaining present with mild or moderate disease.

The introduction of prophylaxis as a therapeutic modality in CFVIID has been hampered by the fact that FVII and FVIIa have very short half-lives of less than three hours following intravenous administration.

Limitations of Current Therapies

Current standard of care for FVIID consists of on demand infusions of recombinant activated FVII, or fresh frozen plasma. Prophylactic therapy has been hampered by the very short half-life of FVII.

Our Solution—SIG-009

SIG-009 is our product candidate that contains a cell line genetically modified with a non-viral vector designed to express non-activated human factor VII, or hFVII zymogen, encapsulated within our spheres. This zymogen is the full length human protein that normally resides in the plasma at approximately 0.5 mg/L. As SIG-009 is intended to continuously produce and secrete non activated, FVII protein in a stable manner this should result in a sustained increase in FVII plasma concentration sufficient to rescue hemostasis and prevent bleeding.

Preclinical Data

In vitro, we have been able to measure FVII levels at the protein level and most importantly, using the FVII chromogenic activity assay, have been able to evaluate protein specific activity in cells and spheres following encapsulation. In preclinical studies, hFVII zymogen produced by SIG-009 rescued clotting activity of FVII-deficient human plasma, as shown in the figure below. We observed durable FVII plasma levels in a dose-dependent manner in NSG mice, as illustrated in the figure below.

SIG-009: hFVII Data Demonstrated Functional Protein At Therapeutic Levels

(a) SIG-009 and empty spheres (SIG-000) were incubated for 16 hours and a fraction of the medium was collected and added to the human plasma obtained from FVII-deficient patients. Clotting activity was measured using FVII chromogenic activity assay. (b) SIG-009 spheres with a fixed cell number were administered intraperitoneally at 3 doses in NSG mice and plasma levels determined on days 7, 21 and 28. (c) A constant volume of spheres containing varying amounts of FVII producing cells were administered intraperitoneally in NSG mice. Blood samples were collected 14 days after administration. hFVII antigen levels in mouse plasma were measured by ELISA. N=3 per group; bars show mean +/- SEM.

Clinical Development Plan

We have initiated preclinical studies for SIG-009, and we are further evaluating clones that are designed to be high expressors of hFVII for final clone selection. Based on these preclinical activities completed to date, we plan to file an IND or CTA by mid-2022 for a Phase 1/2 study to evaluate the safety and preliminary efficacy of SIG-009 in adult female and male patients with severe FVII deficiency previously exposed to FVII-containing products. We intend to design this study to be an open-label, dose escalation trial.

Hemophilia B

Factor IX circulates as a single chain inactive form. Normal circulating factor IX plasma concentration is around 5000 ng/ml.

The severity classification for patients with Hemophilia B is the same as is used for classification of patients with Hemophilia A. Currently there are several marketed Hemophilia B factor products and several ongoing clinical studies investigating gene therapy-based approaches.

SIG-003 is our product candidate for Factor IX deficiency, or FIXD. SIG-003 contains cells genetically modified with a non-viral vector to express human factor IX, or hFIX, with the Padua mutation known to increase activity, encapsulated within our spheres. We have completed an innovation office meeting with the MHRA regarding this program.

Lysosomal Diseases

Lysosomal diseases are a large group of nearly 50 diseases affecting lysosomal enzyme function and resulting in the accumulation of substrates within cells leading to progressive impairment of their function. The age of manifestation and speed of progression varies depending on the underlying disorder and amount of residual lysosomal enzyme activity. Lysosomal diseases may affect different organ systems, including the skeleton, brain, skin and soft tissues, joints, heart, and CNS and symptoms are chronically progressive. At present, enzyme replacement therapy, or ERT, hematopoietic stem cell transplantation, or HSCT and substrate reduction therapy are available treatment options for patients with certain types of lysosomal diseases.

Lysosomal diseases such as Fabry disease, Gaucher disease and several mucopolysaccharidoses, or MPS, are primarily managed by frequent, multi-hour infusions with ERTs that seek to exogenously replace the dysfunctional enzyme. However, given the characteristics of most ERTs, they require frequent dosing. These existing therapies have made a positive impact on these patients, but, as the dosing and frequency have not been optimized, the dosing does not resemble physiological conditions and diseases may progress or be ineffectively managed. Further, the frequent, periodic and life-long dosing schedule required for ERTs results in significant costs for the healthcare system and is burdensome for the patient. While biopharmaceutical companies are considering gene therapies for the treatment for several diseases caused by single genetic defects, this approach has historically exhibited unpredictable dose response and potential long-term safety concerns, including genotoxicity.

We believe our SLTx therapies can leverage the well understood mechanism of ERTs by using engineered cells to express functional enzyme or other protein that more closely resemble normal physiology in a continuous manner. We believe that a single dose of our SLTx therapies may provide meaningful longer-term benefit to these patients and functionally cure these diseases while also providing significant health economic advantages.

In addition, we believe the modularity of our SLTx platform can be applied across a range of lysosomal storage diseases. Our initial product candidates in lysosomal diseases include product candidates for treating MPS-1, MPS-2 and Fabry. In preclinical studies relating to these disorders, we have designed cells to produce high levels of the biochemically active enzymes that are missing or deficient in afflicted patients. We believe sustained substrate reduction can be achieved by the long-term production of these enzyme, which are transported to the clinically relevant tissues. We have completed pre-IND and scientific advice meetings to discuss our MPS-1 and Fabry programs with the FDA and the MHRA, which has informed our CMC, preclinical and clinical activities for these programs. Our ability to leverage the modularity of our SLTx platform, including manufacturing processes, across our lysosomal disease programs is expected to result in a streamlined path for these programs to the clinic.

MPS-1

SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector designed to express human a-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed for patients with a confirmed diagnosis of MPS-1 to treat the non-neurological manifestations of the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the FDA in December 2020. We have completed pre-IND and scientific advisory meetings with both FDA and MHRA.

Indication / Opportunity

MPS-1 is a deficiency in an intracellular enzyme, IDUA, which is required for the lysosomal degradation of heparan sulfate, or HS, and dermatan sulfate, or DS. The build-up of glycosaminoglycans, or GAGs, interferes with the normal function of proteins in the lysosome, eventually leading to disruption of cell function. The clinical phenotype of MPS-1 is characterized by progressive multi-systemic involvement affecting the brain, eye, ear, upper and lower airways, liver, spleen, heart, bone, cartilage, and joints. Severity of MPS-1 has traditionally been classified into three MPS-1 syndromes, Hurler syndrome, Hurler-Scheie syndrome, and Scheie syndrome, graded severe to less severe respectively. Most severe cases present with multisystem developmental abnormalities that appear early in life and if left untreated, result in pre-teen fatality. The approximate incidence of MPS-1 is 1 in 100,000 live births. ERT sales for MPS-1 are approximately $250 million annually, which represents treatment of approximately 30%-40% of the patient population.

Limitations of current therapies

Current standard of care for MPS-1 includes ERT and allogeneic HSCT. ERT requires life-long weekly administration and can be hampered by a short enzyme half-life and the development of anti-drug antibodies limiting their effectiveness. Currently, ERT is not used in all MPS-1 patients due to limited efficacy in patients with a more severe form of the disease and the high cost of treatment. Allogeneic HSCT availability is limited to countries with technologically advanced healthcare systems; outside these areas patients with severe disease are only treated with ERT. HSCT depends on the availability of matched donors and can result in rejections, graft-versus-host disease, or GvHD, serious infections and even mortality. Even with some available therapies, MPS-1 remains incurable with long-term complications and high patient burden.

Our Solution—SIG-005

We believe that sustained therapeutic effect could be achieved by administration of IDUA-secreting allogeneic cells shielded within our spheres, thus avoiding an immune response. SIG-005 is our product candidate for MPS-1 and is ultimately designed to provide continuous and prolonged release of functional enzyme at levels sufficient to produce clinical benefits and alleviate progression of the downstream aspects of the disease. We expect that the uptake of secreted human IDUA by affected tissues, which relies on the mannose 6-phosphate receptor, or M6P receptor, will lead to increased catabolism of GAGs hence preventing their buildup in the lysosomes of various tissues and organs. We believe that sustained, consistent plasma IDUA levels may also facilitate more efficient enzyme uptake by tissues with lower M6P receptor expression due to the constant availability of the enzyme for uptake, in contrast to the peak-trough pattern of plasma enzyme levels observed in the current ERT treatment regimen. A major clinical manifestation in MPS-1 disease is the accumulation of GAGs in bones and surrounding tissues which leads to progressive skeletal deformities. With early treatment, we believe the sustained levels of enzyme produced by SIG-005 may further address musculoskeletal defects associated with MPS-1.

Preclinical Data

We administered various doses of SIG-005 into the peritoneal cavity of MPS 1-H mice, which display similar biochemical and clinical features as the severe phenotype of the human disease, Hurler Syndrome. We tested plasma for a trisaccharide and total GAG levels at 5, 10 and 14 days post-administration. Additionally, total GAG analysis was performed in liver, spleen and kidney post-termination at 10 days. As illustrated in the figure below, we observed a statistically significant GAG reduction in both plasma at 10 and 14 days and tissues at 10 days of more than 90%. These data showed uptake of the enzyme produced by SIG-005 into relevant tissues, leading to significant GAG reduction, at all doses.

SIG-005 Produces hIDUA in Dose-Responsive Manner, Reduces GAG (Heparin Sulfate)

Accumulation in MPS 1-H Mice

LIVER (hIDUA activity)
hIDUA (nmole/hr/mg protein)
10
1
0.1
0.01
Low
Med
High
SIG-005
LIVER
Low vs Control: p<0.0001
N=4 per group
HS (ng/mg of total protein)
80000
60000
40000
20000
0
*
Low
Med
High
Control
SIG-005
SPLEEN
Low vs Control: p<0.0001
N=4 per group
HS (ng/mg of total protein)
15000
10000
5000
0
*
Low
Med
High
Control
SIG-005
KIDNEY
Low vs Control: p<0.0001
N=4 per group
HS (ng/mg of total protein)
100000
80000
60000
40000
20000
0
*
Low
Med
High
Control
SIG-005

14-day study: SIG-005 produces hIDUA in a dose-dependent manner. Even the lowest dose of SIG-005 is able to reduce GAG's accumulation across relevant tissues (liver, kidney and spleen) of MPS 1-H Mice N= 4 in each dose cohort. Control: MPS 1-H Mice N=4.

We have also administered various doses of SIG-005 into the peritoneal cavity of NSG mice. As depicted in the figures below, hIDUA activity was maintained in vitro and in vivo in NSG mice until study end, three months following single administration of SIG-005.

In Vivo SIG-005 Activity in NSG Mice 3 Months Post-Administration

3-month study in NSG mice: Spheres producing SIG-005 were placed in the intraperitoneal space and assessed for hIDUA activity in vitro at pre-implantation and at 90-days, as well as in explanted spheres taken from NSG mice 90-days after dosing.  hIDUA activity was also evaluated in vivo in plasma and liver tissues after 90 days of implantation. NSG immune deficient mice were used for this study so that the human protein could be followed for longer time points without concern for immune response to the human protein. For the day 90 cohort, N=6 animals; sham N=2. P values, unpaired t-test vs sham.

In in vivo MPS-1 mouse models, we have observed phenotypic correction in bone physiology after five months of treatment with SIG-005. This in vivo data demonstrated statistically significant reduction in heparin sulfate, HS, in a dose-dependent fashion across multiple tissues including liver, kidney, lungs and heart. A reduction in bone diameters (trabecular and cortical bone) and in bone density was also observed. We believe the continuous secretion of hIDUA has the potential to reduce substrate in difficult-to-treat tissues, such as the bone, which are unlikely to be modified with current therapies.

Reduction of HS in Tissues of MPS-1 Mice 5 months after SIG-005

5-month study in MPS 1-H mice: SIG-005 spheres producing hIDUA were placed in the intraperitoneal space at various doses. hIDUA activity and GAGs were measured in liver. Alcian blue staining of GAG (heparan sulfate) was also performed in multiple tissues. Bone diameters were measured by microCT imaging. Sustained hIDUA activity in liver, GAG reduction in major organs and phenotypic changes in the bone were observed.

Phenotypic Correction in Bone of MPS-1 Mice 5 Months after SIG-005

Clinical Development Plan

We have selected a clone for SIG-005 that was used to create an MCB and working cell bank, or WCB. In addition, we have initiated IND-enabling studies and GMP manufacturing processes. Based on these preclinical activities completed to date, we plan to file an IND and/or CTA in the first half of 2021 for a Phase 1/2 open label, dose escalation clinical trial. We expect to initiate a Phase 1/2 trial to assess the efficacy of SIG-005 in patients with MPS-1 in the second half of 2021.

Fabry Disease

SIG-007 is being developed for patients with a confirmed diagnosis of Fabry disease. SIG-007 cells are genetically modified with a non-viral vector designed to express human alpha-galactosidase A, or AGAL, and encapsulated within our alginate spheres. We were granted Orphan Drug designation for SIG-007 for the treatment of Fabry disease by the FDA in March 2021. We have completed pre-IND and scientific advisory meetings with both FDA and MHRA.

Indication/Opportunity

Fabry disease is a X-linked lysosomal disease caused by the deficiency of AGAL and accumulation of substrates including globotriaosylceramide, or Gb3, in cells. As a result, Fabry leads to progressive, life-threatening, multi-organ pathology, including kidney failure, gastrointestinal symptoms, strokes, and heart disease at a young age. Approximately 4,000 to 5,000 patients with Fabry disease are known in the United States, based on emerging newborn screening data, however many more undiagnosed patients likely exist. The current worldwide market for Fabry disease therapy is approximately $1.5 billion. The market is growing rapidly driven by increases in both diagnosis and treatment. Fabry remains incurable with long-term complications and high patient burden. The current clinical pipeline includes several approaches such as extended half-life ERT, substrate reduction, and gene therapy.

Limitations of Current Therapies

Current standard of care includes ERT, conventional medical treatment and adjunctive therapies, with more recently approved chaperone therapy. There are several approved ERT therapies for the treatment of Fabry disease, including agalsidase beta and agalsidase alpha. Both of those therapies are versions of AGAL ERTs that are administered intravenously, often requiring long infusion times and can lead to undesired infusion-associated reactions. These enzymes are effective at decreasing substrate accumulation in some tissues and slowing disease progression, however patients that have been on ERTs for ten years still have renal function decline at a rate greater than normal healthy individuals. In addition to ERTs, a small molecule chaperone therapy has been approved in the United States and Europe for treatment of a limited subset of patients.

Our Solution—SIG-007

We believe that sustained therapeutic effect could be achieved by administration of AGAL-secreting allogeneic cells shielded within our spheres. SIG-007 is our product candidate for Fabry and is designed to provide continuous and prolonged release of functional enzyme at levels sufficient to produce clinical benefits and alleviate progression of the downstream aspects of the disease. Similar to other lysosomal enzymes, we expect AGAL produced by SIG-007 spheres to be taken up by tissues via M6P receptors.

Preclinical data

We administered different doses of SIG-007, into the intraperitoneal space of the Fabry mice. As depicted in the figures below, 14 days post-administration, we observed significant human AGAL levels in mouse plasma, liver and kidney. Additionally, following the administration of SIG-007 in Fabry mice at different dose levels, we detected statistically significant reduction of Gb3 in liver, spleen and plasma in up to 90% at highest dose of SIG-007 compared to the control Fabry mice (data not shown). We also observed statistically significant reduction in lyso-Gb3 biomarker across all relevant tissues. We believe, these data confirm that SIG-007 is a potential alternative to established ERT, and has the potential to fundamentally change the approach to treating serious chronic diseases and, in doings so, transform the care for patients living with the burden of their disease.

AGAL Produced by SIG-007 has Enzymatic Activity in Liver, Spleen and Kidney of Fabry Mice

SIG-007 Reduced Lyso-GB3 Accumulation Across Multiple Relevant Tissues in Fabry Mice

14-day study in Fabry mice: SIG-007 spheres producing hIDUA were placed in the intraperitoneal space at various doses. AGAL enzyme activity and the accumulation of Gb3 and lyso-GB3 were measured in various tissues. SIG-007 spheres produced sustained levels of active hGLA in vivo. A dose responsive reduction in Gb3 (data not shown) and in lyso-Gb3 accumulation was observed in plasma, urine and across multiple tissues evaluated (liver, spleen, kidney and heart).

Clinical Development Plan

We have selected a clone for SIG-007 that is being used to create an MCB. In addition, we have initiated IND-enabling studies and GMP manufacturing processes as this program proceeds toward an IND filing.

MPS-2

SIG-018 is a product candidate containing a cell line genetically modified with a non-viral vector to express human iduronate-2-sulfatase, or IDS, encapsulated within two-layer modified alginate spheres. SIG-018 is being developed for patients with a deficiency in the lysosomal enzyme IDS, which is the enzyme responsible for the lysosomal clearance of HS and DS. Lack of this enzyme results in a progressive, multisystem disorder affecting approximately one in 100,000 to one in 170,000 male births.

In preclinical studies, we administered different doses of SIG-018 into the intraperitoneal space of MPS-2 mice for up to 4-weeks. Sustained hIDS activity in plasma was observed in a 21-day study. Significant reduction of HS in multiple tissues at 1 week and 4 weeks post administration was measured in separate studies. Specifically, we detected an early and statistically significant reduction of heparin sulfate across all MPS-2 mouse tissues, including the liver, spleen, heart and kidney, even at the lowest dose levels of SIG-018 compared to untreated controls, as shown in the figure below. We believe, these data confirm that SIG-018 is a potential alternative to established ERT.

SIG-018 Dose Response Study in MPS-2 Mice 1 Week After Treatment

MPS-2 mice studies: SIG-018 spheres producing hIDS were placed in the intraperitoneal space at various doses. hIDS enzyme activity was evaluated up to 21 days in one study. SIG-018 spheres produced sustained levels of active hIDS in plasma (data not shown). Accumulation of HS was measured in various tissues at one and four weeks in separate studies. A dose responsive reduction in HS was observed as early as one week post-SIG-018 administration.

MPS-6

SIG-020 is a product candidate containing a cell line genetically modified with a non-viral vector to co-express human arylsulfatase B, or ARSB and enzymes affecting post-translation modifications, encapsulated within two-layer modified alginate spheres. SIG-020 is being developed for patients with a deficiency in the lysosomal enzyme ARSB, which is the enzyme responsible for the lysosomal clearance of dermatan sulfate. Lack of this enzyme results in a progressive, multisystem condition affecting approximately one in 250,000 to one in 600,000 newborns.

In preclinical studies, we administered different doses of SIG-020 into the intraperitoneal space of MPS VI mice. As depicted in the figure below, we observed reduction of substrate levels (dermatan sulfate) across all MPS VI mouse tissues, including the liver, kidney and lungs, as compared to untreated controls on Day 7 post-administration.

Substrate Reduction in MPS-6 Mouse Tissues

7-day study in MPS VI mice: SIG-020 spheres co-expressing hARSB and enzymes affecting post-translation modification were placed in the intraperitoneal space at a single dose. Significant reduction in accumulation of substrate (dermatan sulfate) were measured in various tissues, including liver, kidney and lung seven days post-administration.

Endocrine and other Chronic Disorders

Type 1 Diabetes

SIG-002 is an islet cell replacement therapy product candidate for treatment of T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Lilly to develop cell therapies for the treatment of T1D, including SIG-002.

Indication / opportunity

T1D is an autoimmune and chronic disease that results from the destruction of pancreatic beta cells. T1D patients are unable to produce sufficient levels of insulin and effectively modulate glucose levels and require subcutaneous insulin injections to maintain blood glucose levels within an appropriate range. Despite recent advances resulting in a range of therapeutic options with exogenous insulin and glucose monitoring, a significant unmet clinical need remains for T1D patients. A large majority of adults and adolescents with T1D do not meet HbA1c management goals, and substantial rates of life-threatening severe hypoglycemia and diabetic ketoacidosis persist, as recently reported by the T1D Exchange registry. Vascular damage from chronic elevated blood glucose levels can result in various complications including neuropathy, retinopathy, nephropathy, and cardiovascular disease. Some T1D patients, usually described as having brittle diabetes have chronic severe metabolic instability despite intensive insulin therapy; this includes patients with a history of multiple episodes of severe hypoglycemic events, or SHEs, often with impaired awareness of hypoglycemia, or IAH.

Recent estimates indicate that worldwide and in the United States approximately 460 million and 30 million adults (20-79 years), respectively, have diabetes, of which about 10% are T1D. T1D has approximately 1.2 million identified patients in the United States and is anticipated to grow at approximately 3% per year. Further, approximately 1.1 million children and adolescents younger than 20 years are estimated to have T1D globally. Diabetes prevalence is projected to continue increasing in the next few decades.

Even with advances in blood glucose monitoring and insulin delivery technologies, a preferred approach is to provide a functional cure; something to replace the pancreas. While fluctuations in blood glucose levels were reduced, immunosuppression was needed in order to preserve effectiveness of the treatment. There are approximately 1,000 pancreatic transplants annually in the US. Islet cell transplantation is considered experimental and is not currently FDA-approved or explicitly reimbursed. Approximately 1,000 procedures were performed between 1999 and 2013.

Limitations of Current Therapies

T1D patients require subcutaneous insulin injections to maintain blood glucose levels within appropriate range. Despite recent advances in a range of therapeutic options with exogenous insulin and glucose monitoring, a significant unmet clinical need remains for people with T1D. A large majority of adults and adolescents with T1D do not meet HbA1c management goals, and substantial rates of life-threatening severe hypoglycemia and diabetic ketoacidosis persist, as recently reported by the T1D Exchange Registry. High risk T1D patients have chronic severe metabolic instability despite intensive insulin therapy; this includes patients with a history of multiple episodes of SHEs, often with IAH.

High risk T1D patients are candidates to receive cadaveric allogeneic pancreatic islet cell products or pancreatic transplants. Allogeneic islets are typically transplanted into the portal vein along with immunosuppression regimen to prevent allograft rejection. A Phase 3 clinical trial in subjects with intractable IAH and SHEs demonstrated that allogeneic islet transplantation provided glycemic control, restoration of hypoglycemia awareness, and protection from SHEs. 42% of subjects achieved insulin independence for at least two years. Adverse safety events reported were related to the infusion procedure and immunosuppression, including bleeding and decreased renal function. A shortage of donor cadaveric islets and the need for chronic immunosuppression preclude wider use of cadaveric islet transplantation therapy for T1D.

Our Solution—SIG-002

SIG-002 comprises an allogeneic endocrine cell population, which we prepared by differentiating induced pluripotent stem cells, or iPSCs, using a proprietary protocol designed to produce cells that function similarly to human islets with glucose-responsive insulin secreting cells. The differentiated cells are encapsulated within our spheres to prevent immune rejection of the cells, as illustrated as the figure below. We are developing SIG-002 under our partnership with Lilly and we are leading the execution of all research and development until the first IND filing.

The potential function of SIG-002 is the regulation of blood glucose homeostasis through glucose-responsive secretion of insulin from the alginate spheres, or sense and respond. SIG-002 is designed to provide durable insulin secretion.

For SIG-002 we have acquired human iPSC lines and developed a protocol for directed differentiation to produce pancreatic islet cells in vitro. These allogeneic human islet cells are encapsulated in our spheres and then placed in vivo.

SIG-002 is in development for treatment of adults and children with T1D who have difficulty in regulating their blood glucose levels using available insulin therapies. SIG-002 is designed to improve glycemic control, thereby reducing complications of T1D and improving quality of life outcomes for patients.

Foundational Data

Early experimental data demonstrated that even with xenogeneic cells from different species, rat islets, that our Afibromer technology shielded cells which remained alive and functional for long periods of time, thereby normalizing glucose control in streptozotocin diabetic mice.

In this study, MIT implanted 0.5 ml of one-layered spheres containing islets in the peritoneal cavity of healthy mice, treated with streptozotocin, or STZ, to invoke diabetes. Mice were then tested for blood glucose levels every three days for 330 days until the mice were sacrificed. This experiment was repeated three different times with similar results each time with cohorts of five mice, consistently achieving blood glucose measures under 200mg/dL, normal blood glucose level for mice. In addition, human islets differentiated from embryonic stem cells were placed into STZ mice and, in this study, normal blood glucose levels were maintained in mice for the duration of the study.

Rat donor islets in STZ mice.

Preclinical data

We plan to have a robust preclinical program for SIG-002, including studies designed to support the biocompatibility of the alginates, as well as to evaluate the efficacy and safety of the product candidate. These studies are designed to address the following preclinical objectives:

•	Evaluation of long-term efficacy of the intended clinical product candidate in a murine model of diabetes with assessment of multiple doses; and
•	Safety assessment of intended clinical product candidate.

In addition to our preclinical studies, we are putting significant effort on the optimization of the manufacturing process for islets. Unlike the cells in our other product candidates, islets are in aggregate form rather than individual cells. We believe these efforts are important to create a standard manufactured sphere with a uniform number of islets/sphere.

Encapsulated SC-islets cells

Clinical Development Plan

We are currently working through the IND-enabling preclinical studies described above in collaboration with Lilly. Lilly is responsible for the clinical development of SIG-002, including the clinical development plan.

Immune-mediated diseases

We believe that our SLTx platform has the potential to provide a functional cure to patients with immune-mediated diseases by restoring immune homeostasis and potentially inducing functional tolerance. Our SLTx platform is particularly suitable for short half-life cytokines and other immunomodulators that require frequent administrations, thus limiting their development as therapeutics even though preclinical work has demonstrated strong scientific reasoning that they could be effective. In addition, restoring homeostatic balance in the immune system will likely require targeting multiple pathways, for which our SLTx platform may be well-suited.

We are currently exploring targets and indications most suitable to benefit from our platform technology.  Preclinical data has shown that SLTx can overcome pharmacokinetic barriers hampering the therapeutic use of certain treatments, potentially providing treatments for a number of diseases with high unmet need. As proof of concept, we have shown that we can produce a wide variety of these important modulators. For example, in a murine model of autoimmune hepatitis, we have demonstrated sustained production of IL-10 in the plasma of the animals along with a concomitant alteration of the monocyte compartment towards a tolerogenic phenotype as measured by CD206 expression. The delivery of IL-10 was observed to reduce hepatic cell death as determined by histology and plasma alanine transaminase, or ALT, levels, a marker of liver damage.

Wet AMD

We evaluated the potential to administer our product candidates at relevant concentrations locally, as well as, the potential of our cell platform to manufacture therapeutic antibodies. We believe that localized implantation may deliver concentrated levels of therapeutic locally, and thereby offer for increased efficacy and lower systemic exposure, which could be beneficial for the treatment of certain diseases, such as wet age-related macular degeneration, or AMD. We have explored intravitreal injection in a rabbit model of wet AMD producing an approved target, anti-VEGF.

Manufacturing Process

Significant effort and resources have been spent over the last three years to create a standardized, efficient, flexible, and consistent manufacturing platform. We use a traditional allogeneic cell-based manufacturing process for our platform cell line, akin to biologics manufacturing. This process is identical for all of our products, except for SIG-002, and follows the typical cadence of creation of a clonal master cell bank, followed by a working cell bank, and, finally, expansion of a working cell bank vial for each manufacturing run. The hydrogel and Afibromer alginate are sourced and manufactured in compliance with current good manufacturing practices, or cGMPs, by our contract manufacturing organizations, or CMOs, and are used for all of our programs. We believe the modularity of our platform approach allows us to reduce the time from discovery to IND since the manufacturing know-how and preclinical testing is the same from therapy to therapy. The cost of goods for our therapeutic product candidate, if approved, is expected to be similar to monoclonal antibodies, which is significantly lower than the cost of existing cell or gene therapies.

Consistent with other cell therapies, we have designed our manufacturing process to provide the flexibility to refine our product candidates to optimize the therapeutic dose for patients. We believe these refinements could include increasing or decreasing the number of spheres manufactured and placed into the patient as well as the number of cells placed into each sphere. In addition, we continue to explore opportunities to improve cell potency through process development changes designed to enhance cell function. For example, by changing our wash and storage buffer, we have seen an increase in cell potency over the prior buffer. We will continue to explore these types of enhancements and will implement them when we believe appropriate. Certain of these changes would require an amendment to an IND, CTA or other regulatory filing before being implemented in a particular clinical trial.

The encapsulation process to generate final drug product is unique and proprietary to the SLTx platform and the critical step in creating our product candidates. We manufacture the spheres using a dual lumen needle. The cells with their matrix are in the inner lumen, while the Afibromer alginate is in the outer lumen. A droplet is then emitted from the needle, drops into a crosslinking solution where the sphere is permanently crosslinked. The dual layer sphere has the cells in the inner compartment while the small molecule biomaterial is in the outer layer which has contact with the body.

Currently we use a proprietary semiautomated process for encapsulation which provides appropriate scale production runs to supply our Phase 1/2 clinical programs. The final product is shipped at room temperature. We are developing a fully automated encapsulation system for Phase 3 and potential commercial scale, which is expected to include cryopreserved final drug product. We believe these manufacturing innovations and know-how will enable us to have one of the only allogeneic cell therapies with cost of goods similar to biologics.

Competition

The biotechnology and pharmaceutical industries, including the cell and gene therapy field, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge in the field of cell and gene therapy and manufacturing provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

There are numerous companies that are selling or developing genetic medicines that may directly compete with our SLTx product candidates. These companies include Sanofi, Takeda, BioMarin, Novo Nordisk, Sangamo Inc., or Sangamo, Spark, Inc., or Spark, Ultragenyx, Pfizer, Bayer, UniQure, Inc., or UniQure, CSL Behring, Freeline Therapeutics Holdings plc, or Freeline, and Roche.

For our specific Hemophilia A, FVIID and lysosomal disease therapy product candidates, the main competitors include:

•

Hemophilia A:  Current manufacturers of FVIII replacement therapies include Takeda, Sanofi, CSL Behring and Bayer. With respect to emerging therapies, there are three primary competitors: (i) BioMarin announced in November 2019 that it submitted an MAA filing with the EMA for its ValRox product candidate and announced in December 2019 that it submitted a BLA to the FDA for the same product candidate; (ii) Roche (Spark Therapeutics) is progressing towards a Phase 3 clinical trial with its SPK-8011 product and is also starting a program for patients with Hemophilia A and inhibitors; and (iii) Sangamo is also finalizing its Phase 1/2 dose-escalating clinical trial for the treatment of Hemophilia A.

•	Factor VII Deficiency: Currently, we are not aware of any competitor in development for prophylaxis treatment for Factor VII Deficiency.
•

MPS-1:  Besides existing marketed products such as laronidase (marketed by Sanofi), we believe that there are several competitors in various stages of development using a variety of technologies such as gene editing technology (CRISPR Therapeutics and Sangamo), AAV-based gene therapy (Amicus Therapeutics and Regenxbio, Inc), and next generations enzyme replacement therapies (Armagen/JCR Pharmaceuticals).

•

Fabry diseases:  Currently, we believe our only competitor in the clinic is AvroBio, which is conducting a Phase 1 and a Phase 2 clinical trials using an ex vivo lentiviral platform for their Fabry disease program. Sangamo has also disclosed that it is evaluating its ST-920 product candidate in adults with classic Fabry disease in a Phase 1/2 open-label, dose-ascending clinical trial, and that the FDA has granted orphan drug designation to this product candidate. Freeline Therapeutics has disclosed that they plan to initiate a Phase 1/2 trial in the near term to evaluate FTL190 in patients with Fabry Disease.

Many of our competitors, either independently or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than we are in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval for treatments and achieving widespread market acceptance. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the successful of all any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our platform technology, programs and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing and filing United States, or the U.S., and certain foreign patent applications related to our platform technology, product candidates and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Our in-licensed patents and patent applications cover various aspects of our SLTx platform, including chemically-modified alginates, methods of encapsulation and sphere compositions. We also have filed patent applications directed to the composition, configuration and manufacturing of our spheres, as well as the specific therapeutic protein expression construct and/or engineered cell line used in each of our product candidates. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims, directed to future product candidates and improvements to our SLTx platform, including manufacturing of individual sphere components and sphere preparations.

Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see Part I, Item 1A "Risk Factors” — "Risks Related to Our Intellectual Property."

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent's term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Also, the term of a U.S. patent relating to an approved drug product may be extended pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984; however, an extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended.

As of December 31, 2020, we owned three pending U.S. provisional patent applications, eight pending PCT patent applications and 59 other pending patent applications, including six pending U.S. non-provisional patent applications, five pending European patent applications and 48 other related patent applications in jurisdictions outside the United States and Europe. These patent applications relate to all elements of the SLTx platform and our product candidates, including the composition, configuration and manufacturing of our spheres and human cells engineered with non-viral expression vectors that express therapeutic proteins. Certain of these patent applications cover the specific engineered cells in our lead product candidates and other disease areas. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2037 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

Aspects of our SLTx platform technology are covered by patents and patent applications licensed from MIT on an exclusive or non-exclusive basis. The exclusively licensed MIT portfolio includes several patent families that cover our Afibromer matrix and the dual-layer configuration used in our spheres. As of December 31, 2020, our exclusively licensed MIT portfolio related to our SLTx platform consisted of: 14 U.S. patents; one European patent and related validations; 15 patents in jurisdictions outside the United States and Europe and 37 pending patent applications, including nine pending U.S. non-provisional patent applications; and seven pending European patent applications. The patents and patent applications outside of the United States and Europe are held primarily in Australia, Canada and Japan, although some of our in-licensed patent families were filed in a larger number of countries. As of December 31, 2021, our non-exclusively licensed MIT portfolio related to our SLTx platform consisted of one U.S. patent and one pending U.S. non-provisional application. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use and certain processes. Our current in-licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2032 and 2037, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2032 and 2038, excluding any additional term for patent term adjustments or patent term extensions.

License and Collaboration Agreements

Exclusive Patent License Agreement with the Massachusetts Institute of Technology

In February 2016, we entered into a license agreement with MIT, and, in February 2017, August 2018 and November 2019 we entered into amendments to such license agreement, or together with all amendments, the MIT License, pursuant to which we received an exclusive, worldwide, royalty-bearing license under certain patent rights owned or controlled by MIT to develop, make, have made, use, offer to sell, sell, lease, import and export products, and to develop, perform, practice, sell and offer to sell processes, in the field of the diagnosis, treatment and/or prevention of disease or other conditions in humans and animals. We also received an option to add certain improvements arising from research performed in certain MIT laboratories to the license.

Under the MIT License, we are obligated to use commercially reasonable efforts to develop licensed products or licensed processes and to introduce such products or processes into the commercial market, making them reasonably available to the public. There are also certain developments, spending and fundraising milestones that we are required to meet, as well as timelines for the completion thereof.

MIT and Boston Children's Hospital retain the right on behalf of themselves and other non-profit research institutions to practice under the licensed patent rights for non-profit research, teaching and educational purposes, including sponsored research and collaborations. The U.S. government also retains a non-exclusive license to practice any government funded invention claimed in any licensed patent. The Juvenile Diabetes Foundation retains the right to use and practice certain patent rights for non-commercial research purposes related to the diagnosis, cure, treatment and/or prevention of T1D and its complications.

Although the licenses granted to us under the MIT License are exclusive, MIT may grant a license to a third party under the licensed patents to develop and commercialize a product or process in the field under limited circumstances. If a third party inquires with MIT or us for such a license, the party receiving the inquiry will obtain a proposal summary from such third party and notify the other party of such proposal. If we do not (i) reasonably demonstrate that (1) the proposed product would be directly competitive with a licensed product or process that we, our affiliates or sublicensees are diligently developing, (2) we, our affiliates or sublicensees have already begun a project for and are diligently researching, developing or commercializing the proposed product, or (3) based on competent evidence, the third party does not have adequate financial or scientific resources or a reasonable strategy to develop and commercialize such proposed product, (ii) provide MIT with a business plan with mutually acceptable, reasonable diligence milestones for the commercial development of the proposed product or (iii) negotiate in good faith with such third party and enter into a sublicense agreement on commercially reasonable terms, MIT may grant a license to the third party and our license under the patent rights for the proposed product will terminate.

We are permitted to sublicense our rights under the MIT License through multiple tiers, provided that any such sublicense is on terms that are sufficient to permit us to comply with the MIT License. However, if we become a non-exclusive licensee for any licensed patent in any country pursuant to our discontinuation of support for such licensed patent in such country or an amendment to this agreement, we will no longer have the right to grant sublicenses under such patent right in such country.

In exchange for the licenses grant to us under the MIT License, we issued MIT 333,333 shares of common stock, paid MIT a license issue fee of $50,000 and reimbursed MIT $10,000 for past patent costs. We paid MIT an additional $15,000 improvement fee and reimbursement for past patent costs in connection with each of the 2018 and 2019 amendments to the MIT License. Pursuant to the MIT License, MIT also has the right to participate in future private equity offerings by us. We are required to pay MIT annual license maintenance fees ranging from low-to-mid five figures to low-to-mid six figures, depending on the particular calendar year. MIT is entitled to receive potential clinical, regulatory and sales milestones in the low-to-mid eight figure range.

MIT is entitled to receive low single digit royalties on our net sales of licensed products until, on a product-by-product and country-by-country basis, the expiration of the last valid claim within the patent rights covering such licensed product in such country. We are entitled to certain offsets on these royalties if we or an affiliate must pay royalties to one or more third parties in order to obtain a license necessary to make, use or sell licensed products. Our royalty payments will increase if we or our affiliates bring a patent challenge and MIT does not exercise its termination right. If we sublicense our rights to develop or commercialize a licensed product or process under the MIT License to a third party and we receive non-royalty sublicense income, then MIT is entitled to a percentage of such consideration, ranging between 10% and 20% depending on the date in which such sublicense agreement is executed and the stage of development of our licensed products at such time.

Unless earlier terminated, the MIT License will remain in effect until the expiration or abandonment of all valid claims within the patent rights. We may terminate the MIT License at our convenience following written notice to MIT. MIT may terminate the MIT License if (i) we cease to carry on our business related to the MIT License or become insolvent, (ii) we fail to make payments or commit a material breach of our diligence or other obligations under the MIT License following written notice, or (iii) we bring a patent challenge or one of our sublicensees brings a patent challenge and we fail to terminate such sublicense. Upon termination by MIT in regards to certain licensed patents related to T1D for our failure to fulfill our related diligence obligations, and at MIT's request, we will grant MIT a non-exclusive, worldwide, sublicensable license under the other licensed patents solely to the extent necessary to develop, make, have made, use, sell, offer to sell, lease, import and export products covered by such terminated patents in the field of diagnosis, treatment and/or prevention of T1D in humans and animals.

Eli Lilly Strategic Research and Development Partnership

In April 2018, we entered into a research collaboration and exclusive license agreement with Lilly for the development and commercialization of SLTx product candidates for the treatment of T1D. We formed a strategic partnership with Lilly because they are a leader in the field of diabetes and because of their industry expertise and capabilities in diabetes treatment and their experience developing and commercializing pharmaceutical products. Under this agreement, we granted Lilly an exclusive, royalty-bearing license, including the right to grant sublicenses to certain know-how and patent rights related to our SLTx technology, including patent rights licensed to us pursuant to the MIT License, to research, develop, manufacture and commercialize products comprising encapsulated islet cells, which we believe have potential use for the treatment of T1D. Lilly has granted to us a non-exclusive, royalty free license, with the right to sublicense, to use and practice certain intellectual property to research, develop, manufacture or commercialize products that do not contain islet cells, and other rights.

We are responsible for preclinical development of a product candidate, and completion of the studies and other criteria required for filing the first IND with respect to such product candidate. Lilly is then responsible for filing the first IND for a product candidate developed pursuant to the partnership and all subsequent clinical development and commercialization. Lilly is also responsible for all research, development and commercialization with respect to any subsequent product candidate. As of August 2020, the most advanced product candidate in this partnership is in the pre-IND stage.

We are responsible for our own costs and expenses associated with research and development ahead of the first IND filing for a product candidate developed pursuant to the partnership. Lilly is responsible for its own costs in the development, commercialization and manufacture of the product candidates, as well as research and development costs for the first developed product candidate, above $47.5 million.

We and Lilly agreed to evaluate a third-party cell line provider to provide differentiated human pancreatic islet cells, for use in the product candidates developed pursuant to the partnership. Prior to the filings of the first IND we are responsible for all preclinical supply of the product candidates. Following submission of the first IND, we will be responsible for the supply of investigational product for Phase 1 clinical trials and, following completion of such trials, we will continue to be responsible for supplying to Lilly encapsulation material used in each product candidate for clinical and commercial use.

We received a $62.5 million upfront payment from Lilly under this agreement. If our first product candidate developed pursuant to the partnership is successfully developed and commercialized, we are entitled to receive up to $165.0 million in regulatory milestones and $250.0 million in sales-based milestones and tiered (from mid-single-to-low-double digit) sales-based royalties on net sales of such product. In connection with the 2018 Lilly Agreement, we issued to Lilly 3,500,000 shares of our Series A-3 convertible preferred stock for a purchase price of approximately $13.1 million. In 2019, Lilly purchased 2,000,000 shares of our Series B convertible preferred stock for a purchase price of approximately $12.0 million. The Series A-3 and Series B convertible preferred stock converted into common stock in connection with our initial public offering.

Unless earlier terminated, this agreement will expire upon the expiration of the last royalty term for a product under the agreement in all countries. The royalty term means, on a product-by-product and country-by-country basis, the period commencing upon the first commercial sale of a product and ending upon the later to occur of: (i) the later of expiration of the last Sigilon patent right that covers the composition of matter, regulatory-approved method of use, or the encapsulation method of a product candidate developed pursuant to the partnership; (ii) 10 years from the date of first commercial sale of such product in such country; or (iii) expiration of any data exclusivity period in such country. Upon the expiration of each royalty term for each product on a country-by-country basis, Lilly's exclusive license will be retained as a fully paid-up, irrevocable and perpetual, exclusive, license with respect to such product in such country. Lilly may terminate this agreement upon prior written notice to us. Each party may terminate this agreement in its entirety upon bankruptcy or similar proceedings of the other party or upon an uncured material breach of the agreement by the other party.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacturing, packaging, labeling, storage, record keeping, reimbursement, advertising, promotion, distribution, post-approval monitoring and reporting and import and export, pricing and reimbursement of pharmaceutical products, including biological products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject an applicant for marketing approval to delays in development or approval, as well as administrative and judicial sanctions.

License and Regulation of Biologics in the United States

In the United States, our candidate products are regulated by the FDA as biological products, or biologics, under the Public Health Service Act, or the PHSA, and the Federal Food, Drug and Cosmetic Act, or the FDCA, the implementing regulations of the FDA and other federal, state and local statutes and regulations.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	completion of preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;

•

preparation and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials, requesting marketing of the biological product for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labelling;

•	a determination by the FDA within 60 days of its receipt of a BLA to accept the application for review;
•	satisfactory completion of an advisory committee review, if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current cGMP requirements; to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity; and, if applicable, the FDA's current good tissue practice, or cGTP, requirements for the use of human cellular and tissue products;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;

•	payment of the application fee under the Prescription Drug User Free Act, or PDUFA, unless exempted; and
•

FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a REMS, and any post-approval studies required by the FDA.

Preclinical Studies and Investigational New Drug Application

Before testing any investigational biological product in humans, including a gene or cell therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animals. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including applicable GLP requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption under the FDCA that allows an unapproved drug or biological product candidate to be shipped in interstate commerce for use in an investigational clinical trial. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of preclinical studies and other evaluations regarding the characteristics of the product, including chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. The IND is a request for FDA authorization to test the drug or biological product candidate in humans and automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. Preclinical or nonclinical testing typically continues even after the IND is submitted.

FDA may, at any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of qualified principal investigators, generally physicians not employed by or under the trial sponsor's control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation.

Clinical trials are conducted under study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval in the U.S. Specifically, the FDA requires that such trials be conducted in accordance with GCP requirements, and that FDA must be able to validate the data from such clinical trials through onsite inspections, if FDA deems such inspections necessary.

For clinical trials conducted in the United States, an IND is required, and each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. Clinical trials must also comply with extensive GCP rules and the requirements for obtaining subjects' informed consent. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements, including GCP, or the subjects or patients are being exposed to an unacceptable health risk.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct or cessation of the study at designated checkpoints based on access to certain data from the study. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules. The IBC is a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such assessment may result in some delay before initiation of a clinical trial.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, in the case of some products designed to address severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, in patients.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the preliminary efficacy of the product candidate for specific targeted indications and determine dose tolerance and recommended dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials are undertaken within an expanded patient population at multiple geographically dispersed clinical study sites to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are generally referred to as "pivotal," however, in for some product candidates, Phase 2 may be considered pivotal trials if such trials are expected to provide the clinical evidence needed to support a marketing application.

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate's safety or effectiveness after approval. Such post-approval trials are sometimes referred to as Phase 4 confirmatory trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and potentially to verify a clinical benefit in the case of biologics approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products. The FDA generally recommends that sponsors observe subjects for potential gene-therapy related delayed adverse events in a long-term follow-up study of fifteen years for integrating vectors, up to fifteen years for genome editing products and up to five years for AAV vectors. FDA recommends that these long-term follow-up studies include, at a minimum, five years of annual physical examinations followed by annual queries, either in-person or by phone or written questionnaire, for the remaining observation period.

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must submit a pediatric study plan to FDA outlining the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA's receipt of the study plan. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information in clinical trial registries exist in the EU and in other countries outside the United States.

Marketing Applications for Combination Products

We expect that our product candidates may be subject to regulation as biologic-device combination products. In the United States, products composed of components that would normally be regulated by different centers at FDA are known as combination products. Typically, FDA determines which Center will lead a product's review based upon the product's primary mode of action. Depending on the type of combination product, its approval, clearance or licensure may usually be obtained through the submission of a single marketing application. Regardless of whether our product candidate is considered a biologic-device combination product, we anticipate that our product candidates will be regulated by CBER which will have primary jurisdiction over premarket development and approval. If our product candidates are regulated as biologic-device combination products, FDA may permit a single regulatory submission seeking approval for the product, however, FDA could require separate marketing applications for individual constituent parts of the combination product which may require additional time, effort and information. Even when a single marketing application is required for a combination product, such as a BLA for a combination biologic and device product, both CBER and FDA's Center for Devices and Radiological Health may participate in the review. If a product candidate is considered a biologic-device combination product, an applicant will also need to discuss with the Agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, adverse event reporting and good manufacturing practices, including applicable portions of the FDA's Quality System regulation, to their combination product.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Material changes in manufacturing equipment, location, or process post-approval, may result in additional regulatory review and approval.

For products that comprise or incorporate human cells, tissues, and cellular or tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient, the FDA also will not approve the product if the manufacturer is not in compliance with cGTP. These standards are found in FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Review and Approval of a BLA

The results of product candidate development, preclinical testing and clinical trials, along with descriptions of the manufacturing process, information on the chemistry and composition of the biological product candidate, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting license to market the product. Under federal law, the submission of most BLAs is subject to a substantial application user fee, and the sponsor of an approved BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review application. A major amendment to a BLA submitted at any time during the review cycle, including in response to a request from the FDA, may extend the goal date by three months. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs.

During its review of a BLA, the FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. In particular, the FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions about a BLA.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and that the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent.

On the basis of the FDA's evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCP, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific labeling for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess the product's safety or efficacy after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Medicine Advanced Therapy Designations

The FDA has several programs designed to expedite the development and approval of drugs and biological products intended to treat serious or life-threatening diseases or conditions. These programs include fast track designation, breakthrough therapy designation, priority review designation, and regenerative medicine advanced therapy, or RMAT, designation. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs. While these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.

The FDA may grant a product fast track designation if it is intended for the treatment of a serious or life-threatening disease or condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need for such disease or condition. For fast track products, sponsors may have greater interactions with the FDA, and a fast track product's application may also be eligible for "rolling review," under which the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Fast track designation may be rescinded if FDA believes that the product candidate no longer meets the qualifying criteria.

A product may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The breakthrough therapy designation provides all the benefits of the fast track program, including the eligibility for rolling review. The FDA may take certain administrative actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to aid sponsors in designing the clinical trials in an efficient manner. Breakthrough designation may be rescinded if the FDA believes that the product candidate no longer meets the qualifying criteria.

In 2017, the FDA established a new regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records, the collection of larger confirmatory datasets, or post-approval monitoring of all patients treated with the therapy prior to approval. FDA may designate a product candidate for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention or diagnosis of such condition. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and it shortens the FDA's goal for taking action on an original BLA from 10 months to six months from the filing date.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

For drugs or biologics granted accelerated approval, FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product's clinical benefit. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies may result in the FDA's withdrawal of the product's approval on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless FDA informs the applicant otherwise.

Post-approval Regulation

Upon FDA approval of a BLA, the sponsor must comply with extensive post-approval regulatory requirements applicable to biological products, including any additional post-approval requirements that the FDA may impose as part of the approval process. These post-approval requirements include, among other things:

•	record keeping requirements;
•	reporting of certain adverse experiences with the product and production problems to the FDA;
•	submission of updated safety and efficacy information to the FDA;
•	drug sampling and distribution requirements;
•	notifying FDA and gaining its approval of specified manufacturing and labeling changes; and
•	compliance with requirements concerning advertising, promotional labeling, industry-sponsored scientific and educational activities and other promotional activities.

Additionally, the sponsor and its third-party manufacturers are subject to periodic unannounced regulatory inspections for compliance with ongoing regulatory requirements, including cGMP and pharmacovigilance regulations. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

In addition, the FDA strictly regulates the advertising and labeling of prescription drug products, including biological products. Promotional claims about a drug's safety or effectiveness are prohibited before the drug is approved. Once a drug is approved, the sponsor can make only those claims relating to safety and efficacy, purity and potency that are in accordance with the provisions of the approved label. Physicians may prescribe legally available products for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use of their products. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

After approval, some types of changes to the approved product, such as adding new indications or dosing regimens, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

The FDA may withdraw product approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or issues with manufacturing processes, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety signals or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product recall, seizure, or detention, or refusal to permit the import or export of products; or
•	notifying FDA and gaining its approval of specified manufacturing and labeling changes; and
•	injunctions or the imposition of civil or criminal penalties.

Orphan Drug Designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for the treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for certain tax credits. In addition, if a drug candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities. The concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and in January 2020, the FDA issued draft guidance outlining its interpretation of sameness in the context of gene therapy products, and stated it does not intend to consider two gene therapy products to be different drugs based solely on minor differences in the transgenes and/or vectors.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation. To qualify for orphan exclusivity, however, the drug must be clinically superior to the previously approved product that is the same drug for the same condition. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent regulatory exclusivity in the United States. Specifically, the Best Pharmaceuticals for Children Act provides for the attachment of an additional six months of exclusivity, which is added on to the term of any remaining regulatory exclusivity or patent periods at the time the pediatric exclusivity is granted. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, even if the data do not show the product to be effective in the pediatric population studied.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, or PPACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product in any given patient, and (for products administered multiple times to an individual) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA's previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA. At this juncture, it is also unclear whether products deemed "interchangeable" by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. This 12-year exclusivity period is referred to as the reference product exclusivity period and bars approval of a biosimilar but notably does not prevent approval of a competing product pursuant to a full BLA (i.e., containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the product). The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity and enforceability prior to the approval of the biosimilar.

There have been ongoing federal legislative and administrative efforts as well as judicial challenges seeking to repeal, modify or invalidate some or all of the provisions of the PPACA. While none of those efforts have focused on changes to the provisions of the PPACA related to the biosimilar regulatory framework, if those efforts continue and if the PPACA is repealed, substantially modified or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.

Patent Term Restoration and Extension

A patent claiming a new biological product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for a single patent for an approved product as compensation for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date a clinical investigation involving human beings is begun and the submission date of a marketing application less any dime during which the applicant failed to exercise due diligence, plus the time between the submission date of an application and the ultimate approval date less any dime during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product's approval date. Only one patent applicable to an approved product is eligible for the extension, only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation and Procedures Governing Approval of Medicinal Products in the EU and the United Kingdom

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Following Brexit, which became fully effective on January 1, 2021, the United Kingdom regulates medicinal products under a separate but similar regulatory regime. The United Kingdom legislation is in the process of being developed and changes to the currently published regulatory system might be encountered at relatively short notice. Northern Ireland remains under the EU regulatory system.

Marketing and Authorization

To obtain a marketing authorization for a cell or gene therapy product under the EU regulatory system, an applicant must submit an application via the centralized procedure administered by EMA. Specifically, the grant of marketing authorization in the EU for products containing viable human tissues or cells such as cell or gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products.

Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA's Committee for Advance Therapies which provides a draft opinion regarding the application for marketing authorization and which is subject to final approval as scientific opinion by the EMA's Committee for Medicinal Products for Human Use, or CHMP. The European Commission makes its final decision on whether to grant or refuse the marketing authorization on the basis of the CHMP opinion.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. A request for accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Until December 31, 2022, applications made in the United Kingdom. following a decision of the EU under a centralized procedure may be expedited using the EU Decision Reliance Procedure. Under this procedure, within five days or receipt of a positive CHMP decision, the same documents as were provided in the EU are provided to the MHRA, which will then make an assessment within 67 days. This period will be delayed only if major objections are identified or substantial amendments to the product information are necessary. It is anticipated that such delays will be rarely encountered.

Regulatory Data Protection in the EU

In the EU, new active substances approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of marketing exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator's data to assess a generic (abbreviated) application for a period of eight years. This also applies to biosimilars. During the additional two-year period of marketing exclusivity, a generic marketing authorization application can be submitted, and the innovator's data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. In addition if a pediatric investigation plan is accepted and implemented, and an application for a marketing authorization in a pediatric indication is filed, then a product which is eligible for a supplementary protection certificate, or SPC, (similar in effect to a patent term extension) may in some cases benefit from a six-month extension to the term of the SPC. If the product is off-patent and not an orphan, the applicant may benefit from a full period of data and marketing exclusivity (for example, 8+2+1 years) in relation to the pediatric indication. Even if a compound is considered to be a new active substance (chemical or biological) so that the innovator gains the prescribed period of data and marketing exclusivity, another company may market another version of the same medicinal product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

It is currently expected that the same periods will apply in the United Kingdom, albeit that applications made directly and separately to the MHRA after January 1, 2021 with respect to Great Britain (not including Northern Ireland) will refer to the date of the authorization in Great Britain and therefore may be different from the data exclusivity period for any application made in the EU.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid. The same rules apply in the United Kingdom following Brexit.

Regulatory Requirements After Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU's and the United Kingdom’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products must also be conducted in strict compliance with the EU's GMP requirements, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EU has also drawn up guidelines which develop the GMP requirements that should be applied in the manufacturing of advanced therapy medicinal products, which would apply to cell and gene therapy products. The United Kingdom is continuing to apply the same regulations as the EU with respect to GMP requirements. The marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU under Directive 2001/83EC, as amended, and through national legislation of the EU member states.

The United Kingdom has always had one of the strictest regimes on marketing and promotion by virtue of the Association of the British Pharmaceutical Industry Code. While it is applicable only to members, it provides a regime that competitor companies operate by and pursuant to which they make complaints. This is enforced by the Prescription Medicines Code of Practice Authority.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of each EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after ethical approval covering that site has been obtained in accordance with the applicable national legislation. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC six months after the new clinical trial portal is announced by the European Commission to be ready for use. This new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU by allowing for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

Applications for clinical trials in the United Kingdom must be made to the United Kingdom through its stand-alone legislation. The application process is the same as in EU member states and ethical approval is also required.

Conditional Marketing Authorization

For medicinal products where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines, it is possible to obtain from the EMA a conditional marketing authorization with a 12-month validity period and annual renewal pursuant to Regulation No 507/2006. These are granted only if the CHMP finds that all four of the following requirements are met: (i) the benefit-risk balance of the product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data; (iii) unmet medical needs will be fulfilled; and (iv) the benefit to public health of the medicinal product's immediate availability on the market outweighs the risks due to need for further data.

PRIME Designation in the EU

The EMA has a Priority Medicines, or PRIME, scheme for products falling within the remit of the centralized authorization procedure. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and may provide accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, the potential for frequent discussions on clinical trial designs and other development program elements, and an expectation of accelerated assessment once a dossier has been submitted.

United Kingdom Licensing Schemes

The United Kingdom has two early-access schemes: the Innovative Licensing and Access Procedure which allows products that are early in the development for innovative products, including biological medicines, allowing for enhanced regulatory input to create; and early access to medicines scheme for patients with life threatening or seriously debilitating conditions.

There is also the option of a rolling review, where a dossier is submitted and reviewed incrementally, again, with the goal of achieving an authorization decision more quickly.

Orphan Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicine by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. If an orphan designation is obtained, the product will generally benefit from ten years of market exclusivity (extended by two further years for products which have also complied with an agreed pediatric investigation plan granted at the time of the orphan medicine designation). Market exclusivity means that similar medicines for the same indication generally cannot be placed on the market during the exclusivity period unless the relevant applicant can establish that its medicinal product is safer, more effective or otherwise clinically superior. The United Kingdom intends to offer similar incentive schemes for orphan drugs.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU's General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. The United Kingdom and the EU are currently accepting that the privacy regimes of each country are equivalent so that personal might be transferred between those jurisdictions without additional requirements.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Sales of our products will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors.

Within the United States, third-party payors include government authorities or government healthcare programs, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as "prior authorization") for coverage of particular prescriptions (to allow the payor to assess medical necessity).

Moreover, a third-party payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor's decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.

Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Thus, obtaining and maintaining reimbursement status is time-consuming and costly.

As noted above, the marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. There is an emphasis on cost containment measures in the United States and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval from one or more third party payors, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we obtain appropriate approval in the future to market any of our current product candidates in the United States, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately. More generally, we may need to provide price concessions to third party payors to obtain favorable coverage or to purchasers to achieve sales. Arrangements with third party payors or purchasers may include value-based arrangements under which the amount paid for products depends on the performance of the product.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the EU, pricing and reimbursement schemes vary widely from country to country because this is not yet the subject of harmonized EU law. Many countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement or pricing approval and others with "peg" their pricing to a basket of other countries. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market, both are possible in the United Kingdom. Some member states, in addition to controlling pricing will monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, third-party payors, and other customers are subject to broadly applicable fraud and abuse, FDA, and data privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Food, Drug, and Cosmetic Act, or the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called "federal sunshine" law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers as well as ownership and investment interests held by physicians and their immediate family members to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public;

•

analogous state and foreign laws and regulations, such as state anti-bribery, anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures.

Healthcare and Other Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended, the Health Care and Education Reconciliation Act, or the Affordable Care Act, which, among other things, expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Affordable Care Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Affordable Care Act has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the Affordable Care Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Affordable Care Act, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the Affordable Care Act, but the individual mandate to buy health insurance remains in effect.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. A number of regulations were issued in late 2020 and early 2021. For example, effective January 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain. The Department of Justice under the Biden administration informed the Supreme Court that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the Affordable Care Act. President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (Except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Facilities

Our principal executive office is located in Cambridge, Massachusetts where we lease a total of approximately 44,188 square feet of office and laboratory space that we use for our administrative, research and development and other activities. We believe that our facilities are enough to meet our current needs and that suitable additional space will be available as and when needed.

Employees

As of December 31, 2020, we had 99 full-time employees. Of these employees, 35 have an M.D. or a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Company Founding

We were founded in 2015 by Flagship Pioneering, working together with academic co-founders Drs. Robert Langer and Daniel Anderson of MIT, to develop and commercialize a new category of therapeutics to treat human diseases. Our platform technology was inspired by a decade of work at MIT demonstrating, in principle, that capsules made of novel engineered biomaterials, which do not trigger a foreign body response (or scarring), could be implanted in animals for extended periods and support the survival of cells producing a therapeutic protein without the need for immunosuppression. A Flagship Labs innovation team at Flagship Pioneering, led by Managing Partner Dr. Douglas Cole, M.D., our founding and current Chairman, and, subsequently, Sigilon’s research and development team, built on this seminal work to expand and scale this approach and show its potential to address a range of unmet needs in multiple therapeutic areas. Since our formation, we have established a highly collaborative, patient first culture that drives our passion for innovation. Our management team has extensive expertise in chronic diseases, human genetics and cell and gene engineering. We are led by Dr. Rogerio Vivaldi Coelho, our President and Chief Executive Officer, who has more than 30 years of experience as a physician and as an industry executive. Prior to joining Sigilon, Dr. Vivaldi served as Executive Vice President and Chief Global Therapeutics Officer at Bioverativ Inc. from 2016 until it was acquired by Sanofi S.A. in 2018, and served as Chief Commercial Officer at Spark Therapeutics, Inc. between 2014 and 2016. Before that, he led Genzyme’s rare disease business as President of both the rare disease business and the renal & endocrine group, as well as Senior Vice President and General Manager of Genzyme’s Latin America Group during his 20 year tenure at Genzyme.

Legal proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business.

Our Corporate Information

We were incorporated in Delaware in May 2015 under the name VL36, Inc. and commenced operations in February 2016, when we changed our name to Sigilon, Inc. In June 2017, we changed our name to Sigilon Therapeutics, Inc. Our principal executive offices are located at 100 Binney Street, Suite 600, Cambridge, MA 02142, and our telephone number is (617) 336-7540. Our website is www.sigilon.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Our website is www.sigilon.com, and our investor relations website is located at ir.sigilon.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are currently advancing our pipeline of programs in development. Discovering development candidates and developing investigational therapeutics is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our Shielded Living Therapeutics, or SLTx, platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials, including current good manufacturing practices, or cGMP, materials, (iii) seek regulatory approvals for our product candidates, and (iv) launch and commercialize any product candidates for which we receive regulatory approval.

Since inception, we have incurred significant operating losses. Our net loss was $54.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $135.9 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate clinical trials for SIG-001 or any other product candidates;
•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	comply with regulatory requirements established by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•	conduct preclinical studies for our product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our SLTx platform;
•	hire additional research, development and manufacturing personnel;
•	continue to hire and retain clinical and commercial personnel;

•

add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public company;

•	expand our facilities;
•	acquire or in-license product candidates, intellectual property and technologies;
•

develop an automated encapsulation system for future commercial scale manufacturing of our SLTx platform or otherwise build or expand our manufacturing capabilities or capacity, including future manufacturing facilities;

•

file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and

•	operate as a public company.

We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must, either directly or through collaborators, develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently in the preclinical testing stages for all of our research programs other than SIG-001. Because of the numerous risks and uncertainties associated with developing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash as of December 31, 2020 of $202.2 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into the fourth quarter of 2022. If we obtain marketing approval for SIG-001 or any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•	the costs of continuing to develop our SLTx platform;
•	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
•	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•	the costs, timing, and outcome of regulatory reviews associated with SIG-001 or any other product candidates;
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-001 or any other product candidates for which we receive regulatory approval;

•	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
•	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the success of any collaborations that we may establish and of our license agreements;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we acquire or in-license product candidates, intellectual property and technologies; and
•	the costs of operating as a public company.

Identifying product candidates and conducting preclinical testing and clinical trials is a time- consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic could make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements and any future collaboration agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for SIG-001 and our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to SIG-001 or any other product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates we may develop.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and possibly other restrictions.

If we raise funds through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates we may develop, or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were founded in 2015 and commenced operations in 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our SLTx platform, identifying product candidates, undertaking preclinical studies and have initiated clinical studies for SIG-001. We have not yet commenced clinical trials for any product candidate other than SIG-001, and the risk of failure for our programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a product candidate from the time it is discovered to when it is available for treating patients, if ever. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our limited operating history may make it difficult to evaluate our technologies and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

In addition, we may encounter other unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have never generated revenue from product sales and may never become profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our current and future product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•

complete research and preclinical and clinical development of our current and future product candidates, including addressing any clinical holds that may be placed on our development activities by regulatory authorities;

•	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
•

launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
•	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
•

establish and maintain supply and manufacturing capabilities or capacities internally or with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;

•	obtain market acceptance of current or any future product candidates as viable treatment options;
•	address competing technological and market developments;
•	implement internal systems and infrastructure, as needed;
•	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
•	avoid and defend against third-party interference, infringement, and other intellectual property claims; and
•	attract, hire, and retain qualified personnel.

Even if one or more of our current and future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or the EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Risks Related to Preclinical and Clinical Development of Our Technologies

The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The regulatory requirements applicable to our product candidates may change over time. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

The regulatory approval process for novel cellular therapy product candidates such as ours is unclear and may be lengthier and more expensive than the process for other, better-known or more extensively studied product candidates, such as biologics, small molecule drugs and other more traditional pharmaceuticals.

Regulatory requirements governing cell therapy products have changed and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies, or OTAT, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Our product candidates have been reviewed by OTAT to date, but this could change if the FDA changes any of its guidance or regulations. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s biosafety committee, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules, as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for cell therapy medicinal products and require that we comply with these new guidelines.

Regulatory review committees and advisory groups, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our current or future product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be harmed. Even if our product candidates are approved, we expect that the FDA will require us to submit follow-up data regarding our clinical trial subjects for a number of years after any approval. If this follow-up data shows negative long-term safety or efficacy outcomes for these patients, the FDA may revoke its approval or change the label of our products in a manner that could have an adverse impact on our business.

In addition, adverse developments in clinical trials of cell therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates using on our SLTx platform. We have not yet commenced clinical trials for any product candidate other than SIG-001. Because most of our programs are all in the research or preclinical stage, we have not yet been able to assess safety of our product candidates in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Additionally, our research programs may fail to identify product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

If any of these events occur, we may be forced to abandon our research or development efforts for a program or programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful, which would be costly and time-consuming.

We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have focused our research and development efforts to date on select indications, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. Lysosomal diseases are characterized as a set of rare inherited metabolic disorders that affect the function of the lysosome. We have initiated our first in human trial for SIG-001 and dosed our first two patients in the fourth quarter of 2020 and are conducting Investigational New Drug application, or IND-enabling studies for four of our other product candidates, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all. Our future success depends heavily on the successful development of our product candidates.

We have not submitted INDs to the FDA, or similar filings to any other regulatory agency for any product candidate other than SIG-001. We have invested substantially all of our efforts and financial resources in building our SLTx platform, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which have been accepted by the Medicines and Healthcare products Regulatory Agency, or MHRA, and the FDA, respectively. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We have initiated enrollment and dosed our first two patients for our multicenter Phase 1/2 clinical study of SIG-001 in Hemophilia A in the United Kingdom, which we plan to follow by the enrollment of patients in the United States. We also plan to submit an application to initiate this study in Germany, and, if this application is cleared, to open sites for this study in Germany. In addition, we may pursue studies for SIG-001 or our other product candidates in additional jurisdictions. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe with respect to our CTA application for SIG-001. In addition, we initiated planned manufacturing changes for SIG-001 in the first quarter of 2021. We have filed amendments to our CTA and IND with the MHRA and FDA, respectively, to incorporate these changes, and will not be able to dose our next patient using these updated manufacturing changes until these amendments are cleared by the applicable agency. We may also amend our current clinical trial protocol. Any subsequent amendments must also be submitted to the FDA or MHRA as part of the IND or CTA, respectively, and cleared by such agencies.

Commercialization of our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies, IND-enabling studies, and clinical trials;
•	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND or CTA submission;
•

successful submissions of INDs or comparable foreign applications that allow commencement of our planned or future clinical trials, including resolving any clinical holds that may be imposed on such submissions;

•	successful initiation, enrollment in, and completion of, clinical trials;
•	positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us;
•	obtaining and maintaining patent, trade secret, and other intellectual property protection and non-patent exclusivity for our product candidates;
•	launching commercial sales of the product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the product candidates following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	supplying the products at a price that is acceptable to the pricing or reimbursement authorities in different countries.

If we do not successfully achieve one or more of these activities in a timely manner or at all, we could experience significant delays or an inability to successfully develop or commercialize any product candidates we may develop, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We currently have only one clinical stage product candidate, SIG-001, for which we dosed our first two patients in the fourth quarter of 2020. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other product candidates, which are all based on the same SLTx platform.

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, SIG-005 for the treatment of mucopolysaccharidosis type 1, or MPS-1, and SIG-009 for the treatment of Factor VII Deficiency, or FVIID, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-001. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if SIG-001 fails in development as a result of any underlying problem with our SLTx platform, then we may be required to discontinue development of all of our product candidates. If we were required to discontinue development of SIG-001 or if SIG-001 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

We only have preliminary data from the first two patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.

Data obtained from preclinical and clinical activities are subject to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical development have nonetheless failed to obtain marketing approval of their product candidates. As we generate preclinical results, such results will not ensure that later preclinical studies or clinical trials will demonstrate similar results.

We have not yet initiated clinical trials for any product candidate other than SIG-001, and to date, we have not generated clinical trial results other than preliminary data from the first two patients dosed with SIG-001. At the initial dose levels, tested in the first two patients, our results to date have shown low-to-mid single digit activity levels of FVIII. There is a high failure rate for drugs and biologics proceeding through clinical trials. Even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in earlier stage clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development and clinical holds that may be imposed on our clinical trials.

Any such adverse events may cause us to delay, limit, or terminate planned clinical trials, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of the product candidates we may develop, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects, or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

We are currently evaluating only one product candidate, SIG-001, in human clinical trials. Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events or undesirable side effects related to either component of our product candidates.

If any product candidates we develop are associated with serious adverse events, undesirable side effects, or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for rare blood disorders, lysosomal diseases, endocrine and other chronic disorders have later been found to cause side effects that prevented further clinical development of the product candidates.

If our clinical trials result in a high and unacceptable severity and/or prevalence of adverse events, the FDA, the EMA or other regulatory authorities could require us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate, or may refuse to approve supplemental applications for such product candidate;
•	regulatory authorities may require additional warnings on the label, such as a “Boxed Warning” or contraindication, or limit the approved use of such product candidate;
•	regulatory authorities may impose additional restriction on the marketing of, or the manufacturing processes for, the particular product candidate;
•	we may be required to recall the product or change the way it is administered in patients;
•	we may be required to conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our current and future product candidates and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any of our current and future product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

We and our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete such clinical trials, receive marketing approval or commercialize our current and future product candidates, including:

•	delays in reaching a consensus with regulators on trial design;
•	regulators, IRBs, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	difficulties in recruiting investigators of appropriate competence and experience for our clinical trials;
•

the number of patients required for clinical trials of any of our current and future product candidates may be larger than we anticipate; enrollment of suitable participants in these clinical trials may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

regulators, IRBs, or independent ethics committees may impose a clinical hold and require that we or our investigators suspend or terminate clinical research or clinical trials of any of our current and future product candidates for various reasons,

•

noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;

•	failure to perform clinical trials in accordance with study protocols, Good Clinical Practice, or GCP, requirements, and other regulatory requirements;

•	the cost of clinical trials of any of our current and future product candidates may be greater than we anticipate;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•

delays in participation in a trial as a result of failure to deliver treatment doses to clinical trial sites in a timely manner, the logistical burden of dose delivery or failure by clinical trial sites to store treatment doses according to protocols;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with any of our current and future product candidates that are viewed to outweigh their potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•

the supply or quality of any of our current and future product candidates or other materials necessary to conduct clinical trials of any of our current and future product candidates may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any of our current and future product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
•

clinical trials of any of our current and future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development or research programs altogether.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

If we or our collaborators are required to conduct additional clinical trials or other testing of any of our current and future product candidates beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other testing of any product candidates we may develop, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our collaborators may:

•	be delayed in obtaining marketing approval for any such product candidates or not obtain marketing approval at all;

•	lose the support of collaborators, requiring us to bear more of the costs associated with research and development;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain marketing approval in some countries but not others;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a REMS or through modification to an existing REMS;
•	be subject to lawsuits; or
•	experience damage to our reputation.

Product development costs will also increase if we or our collaborators experience delays in clinical trials or other testing or in obtaining marketing approvals. We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays, including those caused by the COVID-19 pandemic or similar events (including new strains of the COVID-19 virus), also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any product candidates we may develop, any of which may harm our business, financial condition, results of operations, and prospects.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in review, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays or difficulties in the enrollment and dosing of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Identifying and qualifying patients to participate in clinical trials of SIG-001 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our most advanced programs.

For example, the severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide and the incidence of FVIID is estimated to be between one in 300,000 and one in 500,000, worldwide. The approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology or cell therapy, engineered cell therapy or encapsulated cell therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of SIG-001 or any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Furthermore, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point.

Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	size of the patient population and process for identifying patients;
•	design of the trial protocol;
•	availability and efficacy of approved medications for the disease under investigation;
•

convenience and ease of administration compared to approved medications for the disease under investigation and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as laparoscopy;

•	ability to obtain and maintain patient informed consent;
•	risk that enrolled patients will drop out before completion of the trial;
•	eligibility and exclusion criteria for the trial in question;
•	perceived risks and benefits of the product candidate under trial;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., outbreak of COVID-19).

Our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials;

•	different standard-of-care for patients with a particular disease;
•	difficulty in locating qualified local consultants, physicians, and partners; and
•	potential burden of complying with a variety of foreign laws, medical standards, and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

Enrollment delays in our clinical trials may result in increased development costs for SIG-001 or any other product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate clinical trials for SIG-001 or our other product candidates, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SIG-001 or any other product candidate in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if SIG-001 and any other product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contraindications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for SIG-001 or any other product candidates and materially adversely affect our business, financial condition, results of operations, and prospects.

To date, we have not submitted a biologics license application, or BLA, or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. Marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of SIG-001 or any other product candidates in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. To date, we only have preliminary data from the first two patients dosed with SIG-001. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which may harm our business, financial condition, results of operations, and prospects.

Our product candidates may be considered combination products involving a proprietary delivery approach, which may result in additional regulatory and other risks.

Because our SLTx platform represents a novel approach to cell-based therapy development, we could be asked to perform additional preclinical or clinical studies, as well as develop additional manufacturing procedures and protocols, before we are able to obtain regulatory approvals for our product candidates. Our product candidates are comprised of both allogeneic human cells, which means the cells are obtained from a human donor other than the patient, and sphere components, and therefore we expect our product candidates to be regulated as biologic combination products, such as a biologic-device combination products for administration directly to the abdominal cavity or, as a novel cell-based therapies, which may subject our product candidates to additional regulatory requirements, such as CMC, preclinical or clinical requirements. If FDA regulates our product candidates as biologic-device combination products, we anticipate each component would be subject to the FDA medical requirements for that type of component. If that is the case, our delivery system device would be subject to FDA device requirements regarding design, performance, and validation, and human factor testing, as well as manufacturing requirements, including the FDA’s Quality System regulations applicable to medical devices. Additionally, products that are regulated as biologic-device combination products would require coordination within the FDA for review of the product candidate’s device and biologic components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application may be sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring our combination product to market. Although the FDA has systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

Failure to obtain marketing approval in foreign jurisdictions would prevent SIG-001 or any other product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell SIG-001 or any other product candidates in the European Union, or the EU, and other foreign jurisdictions, including the United Kingdom, we or our third-party collaborators must obtain separate marketing approvals (a single one for the EU and a separate one for the United Kingdom, albeit potentially under a 67 day process following a positive CHMP opinion from the EU) and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and/or clinical trials. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our product candidates could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our product candidates, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, import, export, adverse event reporting, storage, recordkeeping, advertising, and promotional activities for such product candidate, will be subject to extensive and ongoing requirements imposed by the FDA, EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, facility registration and drug listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and with respect to any medical device components of our product candidates, compliance with applicable provisions of the FDA’s Quality System regulation. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include issuing warning letters or untitled letters, imposing fines on us, imposing restrictions on the product or its manufacture and requiring us to recall or remove the product from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such product may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

In addition, the FDA, the EMA, the MHRA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA, MHRA or other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA, the EMA, the MHRA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our medicines for off-label use, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

In addition, later discovery of previously unknown problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various negative consequences, including:

•	restrictions on such products, manufacturers, or manufacturing processes;
•	restrictions on the labeling or marketing of a medicine;
•	restrictions on the distribution or use of a medicine;
•	requirements to conduct additional post-marketing clinical trials;
•	receipt of warning or untitled letters;
•	withdrawal of the products from the market, or suspension of marketing approvals;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of our approved product candidates;
•	fines, restitution, or disgorgement of profits or revenue;
•	restrictions on future procurements with governmental authorities;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our medicines;
•	product seizure; and
•	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize SIG-001 or any other product candidates, if approved, and adversely affect our business, financial condition, results of operations, and prospects.

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States, or the U.S., government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Industry and Future Commercialization

Even if SIG-001 or any other product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of SIG-001 or any other product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if SIG-001 or any other product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages compared to alternative treatments;
•	the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;

•	the ability to offer our product candidates for sale at competitive prices;
•

convenience and ease of administration compared to alternative treatments, including the logistical challenges of administering product candidates with a short shelf life and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as laparoscopy;

•	the clinical indications for which the product candidate is approved by the FDA, the EMA, or other regulatory agencies;
•	the willingness of the target patient population to try novel therapies and of physicians to prescribe these therapies;
•	product labeling or product insert requirements of the FDA, the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage or reimbursement; and
•	the prevalence and severity of any side effects.

Even if SIG-001 or any other product candidates are approved, such products may not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our current and future product candidates if and when they are approved.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

Factors that may inhibit our efforts to commercialize SIG-001 or any other product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•	the inability of sales personnel to obtain access to physicians to discuss our product candidates;

•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	restricted or closed distribution channels that make it difficult to distribute SIG-001 or any other product candidates to segments of the patient population;
•	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any product we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize SIG-001 or any other product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products we may develop.

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

The development and commercialization of new therapeutic biologics is highly competitive. Moreover, the engineered cell therapy field is characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the same disease indications as our product candidates, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. We may face intense competition from large pharmaceutical companies with extensive resources and established relationships in these patient communities. For example, Bayer AG, or Bayer, CSL Behring, F. Hoffmann-La Roche AG, or Roche, Novo Nordisk A/S, or Novo Nordisk, Octapharma AG, or Octapharma, Pfizer Inc., or Pfizer, Sanofi S.A., or Sanofi, and Takeda Pharmaceutical Company Limited, or Takeda, among others, have developed therapies for the treatment of Hemophilia A. In addition, several large pharmaceutical companies and biotechnology companies currently market and sell products for the treatment of lysosomal disorders. This includes products developed by Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc., or BioMarin, and Ultragenyx Pharmaceutical Inc., or Ultragenyx, among others. Finally, the current standard of care for T1D is highly competitive and established, and includes Novo Nordisk’s Levemir and Tresiba, and Sanofi’s Toujeo and Lantus. There are also diabetes programs in development at ViaCyte, Inc. and Vertex Pharmaceuticals, Inc., which may compete with any therapy to treat diabetes we may develop. Any product candidates that we or our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates.

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than the product candidates we may develop or that would render any of our product candidates obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Our commercial opportunity may also be reduced or limited if we or our partners are unable to manufacture large cryopreserved lots of our products candidates in a fully automated encapsulation system efficiently. Additionally, technologies developed by our competitors may render our product candidates, or our future developments, uneconomical or obsolete, and we may not be successful in marketing SIG-001 or any other product candidates against competitors.

In addition, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for SIG-001 or any other product candidates. Further, intellectual property protection for human cell lines, including the engineered cell components of our product candidates are dynamic and rapidly evolving. The scope of intellectual property protection for the human cell line(s) used in our platform may be limited, and our commercial opportunity may be reduced or limited if our competitors are able to acquire or develop the same or similar cell lines.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern pricing, and reimbursement for new medicines vary widely from country to country. Outside the United States, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop, even if SIG-001 or any other product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities or healthcare program, private health plans, and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that drug companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved product candidates, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA, the EMA or other regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any product candidate will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new product candidates, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product candidate and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost therapies or medicines and may be incorporated into existing payments for other services. Net prices for product candidates may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved product candidates we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Due to the novel nature of our technologies and the potential for SIG-001 or any other product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.

If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to SIG-001 or any other product candidates (e.g., for administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell SIG-001 or any other product candidates. In addition, we may need to develop new reimbursement models in order to realize adequate value.

Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of SIG-001 or any other product candidates will be paid by government authorities, private health plans, and other third-party payors. Payors may not be willing to pay high prices for a single administration. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective, and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data. There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates we may develop. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

Moreover, the downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new product candidates such as ours. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell SIG-001 or any other product candidates will be harmed.

If the market opportunities for SIG-001 or any other product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.

We focus certain research and product development pipelines and our product candidates on treatments for rare diseases including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, the severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide and the incidence of FVIID is estimated to be between one in 300,000 and one in 500,000, worldwide. The approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with SIG-001 or our other product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to the testing in human clinical trials of SIG-001 or any other product candidates and will face an even greater risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant time and costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any product candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any contract manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies (under which we currently have an aggregate of approximately $15.0 million in coverage) specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws, regulations, and permitting requirements. These current or future laws, regulations, and permitting requirements may impair our research, development, or production efforts. Failure to comply with these laws, regulations, and permitting requirements also may result in substantial fines, penalties, or other sanctions or business disruption, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Any third-party contract manufacturers and suppliers we engage will also be subject to these and other environmental, health, and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our technologies are novel, and any product candidates we develop may be complex and difficult to manufacture on a clinical or commercial scale. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.

Our SLTx platform is novel and the manufacture of products on the basis of our platform is untested at a large scale. Any current and future product candidates will likely require processing steps that are more complex than those required for most chemical pharmaceuticals and traditional biologics. Moreover, unlike small molecules, the physical and chemical properties of various components in our product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory, or potentially delay progression of our regulatory filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. If we or our contract manufacturers are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply, and our business could be harmed.

As product candidates proceed through preclinical studies to clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are tested and then altered along the way in an effort to optimize processes and results. We may make changes to our manufacturing methods as part of our product development activities. Any such changes could cause any product candidates we may develop to perform differently and affect the results of clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

In addition, the FDA, the EMA, the MHRA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, the MHRA, or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability of encapsulation, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality control, and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. Given the nature of biologics manufacturing and the cell therapy products used in our early-stage programs, such as the Phase 1/2 clinical trial of SIG-001 that incorporates fresh, rather than cryopreserved, cells, there is a risk of contamination during manufacturing. For example, given the aseptic controls required for the manufacture of our product candidates, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such contamination could materially harm our ability to produce product candidates on schedule and could delay our development programs and results of operations and cause reputational damage. We cannot assure you that any such issues relating to the manufacture of SIG-001 or any other product candidate will not occur in the future or that significant delays would not occur as a result of any such issue.

In addition, some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. For example, engineered human cell lines serve as components of product candidates developed using the SLTx platform, and our alginates, which are naturally occurring polymers derived from seaweed. Such raw materials can be difficult to procure and may be subject to contamination or recall. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of SIG-001 or any other product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

Any problems in our manufacturing process or the facilities with which we contract to make, store or ship our product candidates or any problems caused by us, our vendors or other factors not in our control could result in the loss of usable product or prevent or delay the delivery of product candidates to patients in our clinical trials, including the Phase 1/2 clinical trial of SIG-001. Any such loss or delay could materially delay our development timelines and harm our business, financial condition and results of operations. Such losses or delays could also make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any product candidates we develop and commercialize.

We purchase some of the starting material for our product candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause production delays, clinical trial delays, substantial loss of revenue and contract liability to third parties.

We source a critical raw material used in our sphere alginate from a single supplier. A limited supply of this raw material could cause production delays, clinical trial delays, substantial lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our SLTx platform, including our current supply of alginates. Any interruption in supply, diminution in quality of raw materials supplied to us or failure to procure such raw materials on commercially feasible terms, including as a result of the COVID-19 pandemic, could harm our business by delaying our clinical trials, impeding commercialization of potential approved products or increasing our costs.

Additionally, our sphere alginate is derived from a naturally occurring seaweed. The availability or characteristics of this material may be impacted by disease to this species of seaweed, ocean pollution and climate change as a result of global warming.

Risks Related to Our Relationships with Third Parties

We expect to rely on third parties to conduct our clinical trials and conduct some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We expect to rely on third parties, such as CROs, medical institutions, and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of our collaborators and partners may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it may delay our product development activities.

Our reliance on third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with study protocol for the trial. Moreover, the FDA, the EMA, the MHRA and other regulatory authorities require us to comply GCP requirements for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, including ClinicalTrials.gov in the United States and the EudraCT database in the EU, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

Although we intend to design the clinical trials for the majority of our product candidates, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff.

Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs and other third parties do not perform preclinical studies and future clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed or prevented, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development programs may be materially and irreversibly harmed.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of SIG-001 or any other product candidates or commercialization of our medicines, producing additional losses and depriving us of product revenue.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers, or CMOs, to manufacture our preclinical product candidate supplies and will rely on CMOs to manufacture our clinical trial supplies. We lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our CMOs to manufacture our product candidates must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted or of satisfactory quality or continue to be available at acceptable prices. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for our product candidates is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. We have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We expect to continue to rely on third-party CMOs if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical studies of product candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
•	loss of the cooperation of an existing or future strategic partner;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	a requirement to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical studies of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical studies of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We are currently evaluating which third-party manufactures to engage for scale-up to commercial supply of our product candidates, including SIG-001. If we are unable to obtain or maintain third-party manufacturing for commercial supply of product candidates, or to do so on commercially reasonable terms, or if we are unable to develop our own manufacturing capabilities, we may not be able to develop and commercialize our product candidates successfully.

We have entered and may in the future enter into collaborations with third parties for the research, development, and commercialization of SIG-002 or any other potential product candidates. If any such collaborations are not successful or our existing partners do not perform as expected, we may not be able to capitalize on the market potential of those product candidates.

We have engaged and may in the future seek third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, pursuant to our agreement with Eli Lilly and Company, or Lilly, for the development of SIG-002, Lilly will be responsible for submitting an IND and all clinical development and commercialization activities following such IND submission. We will therefore depend on Lilly to design and conduct their clinical studies. If we enter into similar collaboration agreements for any of our other product candidates, we may also depend on partners to design and conduct clinical trials. As a result, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of SIG-002 or other product candidates we may decide to partner with third-party collaborators. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current or any future collaboration that we enter into.

Our current and any future collaborations involving our research programs or our current or any future product candidates pose numerous risks to us, including the following:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•

Collaborators may not pursue development and commercialization of any current or future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.

•

Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.

•

Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any current or future product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates.
•

Collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.

•

Disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control.
•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop.
•

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.

If our collaborations do not result in the successful development and commercialization of product candidates, or if Lilly or any of our other collaborators terminates its agreement with us, we may not receive any future research funding or milestones or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any of our future product candidates, as we have with Lilly for the development and commercialization of SIG-002, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If conflicts arise between our partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. If any of our partners terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our partners do not prioritize and commit sufficient resources to programs associated with our product candidates or collaboration product candidates, we or our partners may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of any of our current and future product candidates will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we have partnered with Lilly for the development and commercialization of SIG-002 for the treatment of T1D.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include preclinical results, the design or results of clinical trials, the likelihood of approval by the FDA, the EMA, the MHRA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

Collaboration agreements may also restrict us from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to develop product candidates or bring them to market and generate product revenue.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for SIG-001 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our SLTx platform may be adversely affected.

Our commercial success will depend in large part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our SLTx platform technologies, product candidates and other technologies, methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult, complex, time consuming and costly to protect cell-based technology, including our SLTx platform technologies. For example, important individual components of our platform and our product candidates may be in the prior art and available to third parties, and we may not be able to prevent use of such components in products that would compete with SIG-001 or our other product candidates. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing products similar to SIG-001 or any other product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by continuing to develop our own intellectual property and in-licensed intellectual property relating to our SLTx platform technologies and product candidates in the United States and abroad. If we or our licensors are unable to obtain or maintain patent protection with respect to our SLTx platform technologies and product candidates we may develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours and our ability to commercialize SIG-001 or any other product candidates may be adversely affected.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner in the United States and other important markets. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends, in part, on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. The field of cell-based therapies has been the subject of extensive patenting activity. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain, and we may become involved in complex and costly litigation. Our pending and future patent applications may not result in patents being issued that protect our SLTx platform technologies or any of our current and future product candidates or that effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and the scope of a patent claim may be reinterpreted after issuance. Even if our current or future owned and in-licensed patent applications issue as patents, the patents may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our SLTx platform advances and any of our current and future product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our rights to develop and commercialize our SLTx platform technologies and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

A significant portion of our intellectual property portfolio has been licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development and commercialization of our technologies and product candidates. For example, we are a party to an exclusive patent license agreement with Massachusetts Institute of Technology, or MIT, pursuant to which we in-license key patents and patent applications co-owned by MIT and Boston Children’s Hospital, or BCH, covering our SLTx platform technologies and product candidates. We refer to this agreement as the MIT License. The MIT License imposes various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, MIT may have the right to terminate our license, in which event we may not be able to develop or market our SLTx platform or any other technologies or product candidates covered by the licensed intellectual property. In the future, we may also enter into additional license agreements that are material to the development or commercialization of our product candidates, and that may impose similar obligations as in the MIT License.

These and other licenses may not provide sufficient rights to use such intellectual property, including cell lines or therapeutic protein sequences, in all relevant fields of use and in all territories in which we may wish to develop or commercialize our SLTx platform technologies and product candidates in the future. If we determine that rights to excluded fields or territories are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain additional licenses in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such licenses on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

We do not have complete control in the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to the MIT License, MIT retains control of preparation, filing, prosecution, and maintenance. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, and maintained in a manner consistent with the best interests of our business. Also, in certain circumstances, MIT has the right to enforce and defend the licensed patents and patent applications. It is possible that any licensor enforcement of patents against infringers or defense of patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, or may not be conducted in accordance with our best interests. If we or our licensors fail to prosecute, maintain, enforce, and defend such patents, or if we or our licensors lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize SIG-001 and other potential product candidates that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.

Our licensors may not be the sole and exclusive owners or may not have sole and exclusive control of the patents, patent applications and technology we in-licensed. If other third parties have rights to any of such in-licensed intellectual property, they may be able to license such intellectual property to our competitors, and our competitors could market competing products and technology. In addition, our rights to our in-licensed patents, patent applications and technology are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such intellectual property. If one or more of such joint owners breaches such inter-institutional or operating agreements, our rights to such in-licensed intellectual property may be adversely affected. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Furthermore, inventions contained within some of our in-licensed intellectual property, including patents and patent applications licensed from MIT, were made using funding from the U.S. government, and, in some cases, private, non-profit organizations. We rely on our licensors to ensure compliance with applicable obligations arising from such funding, such as timely reporting of the filing of patent applications arising out of the funded research and licenses granted to such patent applications. The failure of our licensors to meet their obligations may lead to a loss of rights to the relevant licensed intellectual property or the unenforceability of relevant patents.

Also, university licensors, governments and other funding entities could have certain rights in our in-licensed patents and technology. For example, in the MIT License, MIT and BCH retain the right on behalf of themselves and all other non-profit research institutions to practice under the licensed patent rights for non-profit research, teaching and educational purposes, including sponsored research and collaborations, and the U.S. government retains a non-exclusive license authorizing the U.S. government to use the inventions or to have others use the invention on its behalf. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may also exercise its march-in rights if it determines that action is necessary because we or our licensors failed to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such in-licensed U.S. government-funded inventions may be subject to certain requirements to manufacture product candidates embodying such inventions in the United States. Any of the foregoing could harm our business, financial condition, results of operations, and prospects significantly.

In the event any of our third-party licensors determine that, in spite of our efforts, we have materially breached a license agreement or have failed to meet certain obligations thereunder, it may elect to terminate the applicable license agreement or, in some cases, one or more license(s) under the applicable license agreement and such termination could result in us no longer having the ability to develop and commercialize product candidates and technology covered by that license agreement or license. In the event of such termination of a third-party in-license, or if the underlying patents under a third-party in-license fail to provide the intended exclusivity, competitors could have the freedom to seek regulatory approval of, and to market, products identical to ours. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our owned patent applications and in-licensed patents and patent applications and other intellectual property may be subject to priority disputes or to inventorship disputes and similar proceedings.

We or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned patent applications or in-licensed patents, patent applications, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our current or any future product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned patent applications, in-licensed patents or patent applications, trade secrets or other intellectual property. If we or our licensors are unsuccessful in defending any such claims or disputes, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in-licensed patents or other intellectual property that is important to our current or any future product candidates. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property and proprietary rights throughout the world.

We have limited intellectual property rights outside the United States. The process for obtaining patent protection outside the United States is particularly difficult, expensive, time consuming, and complex. Thus, filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of foreign countries do not protect intellectual property rights to the same extent as federal and state laws of the United States. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, we may not be able to prevent third parties from practicing our owned and licensed inventions in all countries outside the United States, or from selling or importing products made using such inventions in and into the United States or other jurisdictions. Competitors may use our owned and licensed technologies in jurisdictions where we have not obtained patent protection, or in which our license rights are non-exclusive, to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our patents and intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Moreover, the initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of our product candidates. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technologies, product candidates, or the methods for manufacturing them or to develop or license replacement technologies, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In the MIT License, we have the first right to bring any actions against any third party for infringing on the patents we have exclusively licensed. Certain of our license agreements, including the MIT License, also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby potentially removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our SLTx platform technologies or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technologies and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights to third parties under our collaborative development relationships;
•

our diligence obligations under the license agreement with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•	the effects of termination; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the delay of our development and commercialization of our SLTx platform or other product candidates, the loss of our ability to develop and commercialize our SLTx platform or other product candidates, or our loss of other significant rights, any of which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. It is also possible that a third party could be granted limited licenses to some of the same technology, in certain circumstances. For more information regarding our obligations in these agreements, please see “Business—License and Collaboration Agreements.”

We may not be successful in acquiring or in-licensing necessary rights to key technologies or any product candidates we may develop.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we may seek to in-license additional rights to key components of our SLTx platform. We may also seek to in-license rights to develop improvements to our SLTx platform or expand our product candidate pipeline. The future growth of our business may depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from third-party licensees including MIT in the past, we cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

We may enter into agreements with third-party licensors that provide that our field of use excludes particular fields. If we determine that rights to such fields are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from such third parties in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business. For more information regarding these agreements, please see “Business—License and Collaboration Agreements.”

Furthermore, there has been extensive patenting activity in the fields of engineered cell therapy and encapsulated cell therapy, and pharmaceutical companies, biotechnology companies, and academic institutions are competing with us or are expected to compete with us in the field of cell therapy and filing patent applications potentially relevant to our business. Thus, there may be third-party patent applications, currently pending or filed in the future, that, if issued, may relate to our SLTx platform or product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for SIG-001 or any other product candidates. We may also require licenses from third parties for certain technologies related to preexisting cell therapies to be incorporated in our SLTx platform.

Additionally, we may collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.

Furthermore, the research resulting in certain of our owned and in-licensed patent rights and technology may have been funded in part by the U.S. federal or state governments. As a result, the government may have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

In addition, the licensing or acquisition of third-party intellectual property rights is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The biotechnology and pharmaceutical industries have experienced substantial litigation and other proceedings regarding intellectual property rights, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell SIG-001 or any other product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our SLTx platform technologies and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our SLTx platform technologies and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. As with many technology-based products, there may be third-party patent applications that, if issued, may be construed to cover components of our SLTx platform and product candidates. There may also be third-party patents of which we are currently unaware with claims to technologies, compositions, methods of manufacture or methods of use.

Because of the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods. Third parties may assert that we are employing their proprietary technology without authorization and may file patent infringement claims or lawsuit against us, and if we are found to infringe such third-party patents, we may be required to pay damages, cease commercialization of the infringing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or SLTx platform technologies. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize SIG-001 or any other product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing SIG-001 or any other product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our SLTx platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

Defense of third-party claims of infringement of misappropriation, or violation of intellectual property rights involves substantial litigation expense and would be a substantial diversion of management and employee time and resources from our business. Some third-parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our future patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

Competitors may infringe our future patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our future patents or the patents of our licensing partners also are, and may in the future become, involved in inventorship, priority, validity or enforceability disputes. Countering or defending against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly.

In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our technology and/or product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We may choose to challenge the patentability of claims in a third party’s U.S. or foreign patent, regardless of whether the claims are a threat to our SLTx platform technologies or product candidates. In the United States, this may be done by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings. There are equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We are currently challenging a third-party patent in a patent opposition proceeding in the EPO, and in the future may choose to challenge third-party patents in the EPO and other foreign patent offices. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates, SLTx platform technologies or other proprietary technologies.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. For our in-licensed patents and patent applications, we generally rely on our licensors, including MIT, to pay these fees due to U.S. and non-U.S. patent agencies. For our owned patent applications, we rely on our outside patent counsel in the United States and in foreign countries to monitor these deadlines and to pay these fees when so instructed.

The USPTO and foreign patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We depend on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property, and for our owned patent applications, we engage counsel and other professionals to help us comply with these requirements. While an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations, however, in which non-compliance can result in a partial or complete loss of patent rights in the relevant jurisdiction. Were a noncompliance event to occur, our competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our SLTx platform technologies and product candidates.

As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States transitioned from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our technologies or product candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, allowing third-party submission of prior art and establishing a new post-grant review system, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including patent term extension, or PTE, and patent term adjustment, or PTA, may be available, but the life of such extension, and the protection they afford, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars and generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our technologies and product candidates, we also rely on trade secret protection, as well as confidentiality agreements, non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our know-how and other confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed by or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. In addition, our trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed.

In addition, some courts inside and outside the United States are sometimes less willing or unwilling to protect trade secrets. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may consume our time and other resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may assert that our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals that are currently or were previously employed at universities, research institutions or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. We may then have to pursue litigation to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	any of our current and future product candidates, if approved, will eventually become commercially available in generic or biosimilar product forms;
•

others may be able to make cell therapy products that are similar to any of our current and future product candidates or utilize similar cell therapy technology but that are not covered by the claims of the patents that we license or may own in the future;

•

we, or our licensors or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

•	we, or our licensors or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•

we, or our licensors or current or future collaborators, may fail to meet our obligations to the U.S. government regarding any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending, owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
•	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, or parts of our owned or in-licensed patents;
•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours;

•

it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;

•	issued patents that we hold rights to may be held invalid, unenforceable, or narrowed in scope, including as a result of legal challenges by our competitors;
•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•	the laws of foreign countries may not protect our proprietary rights or the proprietary rights of our licensors or current or future collaborators to the same extent as the laws of the United States;
•

the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•

we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;

•	we may not develop additional proprietary technologies that are patentable;
•	any product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the patents of others may harm our business; or
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Regulatory and Compliance Matters

Our relationships with healthcare providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, anti-bribery and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Physicians, other healthcare providers and third-party payors will play a primary role in the recommendation and prescription of SIG-001 or any other product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Food, Drug, and Cosmetic Act, or the FDCA, which among other things, strictly regulates pharmaceutical marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called “federal sunshine” law under the Affordable Care Act, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers as well as ownership and investment interests held by physicians and their immediate family members to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public; and

•

analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws also require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

When carrying out any activity or inducement within the U.K. or EU designed to promote the prescription, supply, sale or consumption of medicinal products to persons qualified to prescribe or supply them (including, for example, physicians), no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. The provision of benefits or advantages to such individuals more generally is also governed by the national anti-bribery laws of the U.K. and the EU member states, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment, or in being excluded from public tenders for our products.

Payments made by biopharmaceutical companies to healthcare organizations, healthcare professionals (including physicians) and patient organizations in the U.K. and EU are required to be publicly disclosed. Direct and indirect payments and transfers of value are caught, including donations, grants, sponsorships, hospitality, fees for research and development, consultancy services and gifts. Moreover, in some EU Members States, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the relevant regulatory authorities. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the U.K. and EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Healthcare and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize SIG-001 or any other product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of any product candidates that we may develop, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare or other reform efforts will be successful, such efforts may result in more rigorous coverage criteria, in additional downward pressure on the price that we, or our future collaborators, may receive for any approved products or in other consequences that may adversely affect our ability to achieve or maintain profitability.

In the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act and the ongoing efforts to modify or repeal that legislation. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Modifications were implemented under the Trump Administration and additional modifications or repeal may occur. There are, and may continue to be, judicial challenges. Other health care reform efforts beyond the Affordable Care Act, including efforts related to drug coverage and pricing, have been ongoing. Uncertainty regarding the continuance of past health care reform measures or the nature and scope of future reform efforts exists in the wake of the transition from the Trump administration to the Biden administration. See “Government Regulation—Healthcare and Other Reform.” We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Federal and state governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The private sector has also sought to control healthcare costs by limiting coverage or reimbursement or requiring discounts and rebates on products. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our net revenues and operating results.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations for biological products will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval and decision-making processes may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We have obtained orphan drug designation for SIG-001 for the treatment of Hemophilia Type A, SIG-005 for the treatment of MPS-1 and SIG-007 for the treatment of Fabry disease, and we intend to seek orphan drug designation for our product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

Under the Orphan Drug Act, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. A similar regulatory scheme governs approval of orphan product candidates by the EMA in the EU and by the MHRA in the United Kingdom, save that in the United Kingdom there is no premarketing authorization designation. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified. We were granted Orphan Drug designation for SIG 001 for the treatment of Hemophilia A by the FDA in August 2019 and by the EMA in November 2020. We were granted Orphan Drug designations by the FDA for SIG-005 and SIG-007 for the treatment of MPS-1 in December 2020 and for the treatment of Fabry disease in March 2021, respectively. However, we may not be able to obtain orphan drug designation for our other product candidates, and previously granted orphan drug designations may be revoked. Any product candidates we may develop for prevalent diseases, such as diabetes, will not be eligible to receive orphan drug designation. A separate application will have to be made in the United Kingdom at the time of the marketing authorization application and in which we might not be successful.

Even if we obtain U.S. orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product candidate for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. The EU has its own criteria for designation as an orphan medicine but, as in the United States, orphan market exclusivity may not apply to the extent any further applicant can establish that its medicinal product is safer, more effective or otherwise clinically superior. Orphan drug exclusivity in the United States or the EU may also be lost if the FDA or EMA, respectively, determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and commercial partners, and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU, the United Kingdom and other jurisdictions, provide accurate information to the FDA, the EMA, the United Kingdom and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the EMA, the MHRA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Similarly, the U.K. Bribery Act 2010 has extra-territorial effect for companies and individuals having a connection with the United Kingdom. The U.K. Bribery Act prohibits inducements both to public officials and private individuals and organizations. Compliance with the FCPA and the U.K. Bribery Act is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our business outside of the United States, we will be required to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States and EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. We cannot be sure how these evolving laws and regulations will be interpreted, enforced or applied to our operations. Failure to comply with any of these laws and regulations could result in contractual liabilities as well as enforcement action against us. As a result, we could be subject to fines, claims for damages by affected individuals, negative publicity, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects. Applicable privacy laws and court decisions in the EU could also impact our ability to transfer personal data internationally.

Within the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of personally identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected information has been handled in compliance with the various applicable requirements and our contractual obligations can be complex and may be subject to changing interpretation.

Additionally, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020 with enforcement beginning July 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents. Among other things, it requires covered companies to provide new disclosures to California consumers and afford such consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects of this legislation are potentially far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have initiated our Phase 1/2 clinical trial for SIG-001 in the United Kingdom, and data collected from patients enrolled in this study is subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, on July 16, 2020 the CJEU, Europe’s highest court, held in the Schrems II case that the EU-US Privacy Shield, a mechanism for the transfer of personal data from the EU to the United States, was invalid. The impact of this decision on the ability to lawfully transfer personal information from the EU to the United States, has led to increased scrutiny on data transfers from the European Economic Area to the U.S. generally and may increase our costs of compliance with data privacy legislation.

Data privacy regulations and data privacy remain an evolving landscape at both the domestic and international level, with new regulations coming into effect, such as the California Consumer Privacy Act, and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape and such changes may require ongoing modifications to our policies, procedures and systems.

Risks Related to Employee and Operations Matters, Managing Growth and Information Technology

Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on Dr. Rogerio Vivaldi Coelho, our Chief Executive Officer, as well as the other principal members of our management and scientific teams. Dr. Vivaldi and such other principal members are employed “at will,” meaning we or they may terminate the employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2020, we had 99 full-time employees and, in connection with the growth and advancement of our pipeline and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

Our internal computer systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage, interruption or data theft from computer viruses, computer hackers, malicious code, employee theft or misuse, ransomware, social engineering (including phishing attacks), denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cybersecurity incidents, which may not be immediately or ever detected, are increasing in frequency and evolving in nature.

While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. In addition, in response to the ongoing COVID-19 pandemic, a majority of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruption.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects. While we maintain cyber-liability insurance (covering security and privacy matters), such insurance may not be adequate to cover any losses experienced as a result of a cybersecurity incident.

A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001 or any other product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, began to spread, ultimately reaching most countries across the world, including all 50 states within the United States and Cambridge, Massachusetts, where our office is located. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our collaborators will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, periodic spikes in infection rates due to new strains of the virus or otherwise, local outbreaks of the virus, the broad availability of effective vaccines, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact.

The continued spread of COVID-19 globally could adversely impact any preclinical or clinical trial operations in the United States and Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and our ability to conduct preclinical studies with reduced laboratory capacity. For example, similar to other biotechnology companies, we have, and may in the future, experience delays in initiating IND-enabling studies, protocol deviations, enrolling in any clinical trials or dosing of patients in any clinical trials as well as in activating any trial sites.

In addition, the patient populations that SIG-001 or any other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the COVID-19 pandemic has to patient enrollment or treatment or the execution of SIG-001 or any other product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results. Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for SIG-001 and any other product candidates in geographies which are currently being affected by the COVID-19 pandemic. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect future enrollment in the clinical trials of SIG-001 or any other product candidates, as well as our business generally, include:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or cause us to discontinue such clinical trials altogether;

•	refusal of the FDA or other regulatory authorities to accept data from clinical trials gathered in affected geographies;
•

the risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	the potential negative affect on the operations of our third-party manufacturers;
•	interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, conditioning drugs and other supplies used in our prospective clinical trials; and
•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

The COVID-19 pandemic has also impacted, and may continue to impact, our third-party suppliers and manufacturers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials used to conduct our research and development activities, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our product candidates.

We have taken temporary precautionary measures intended to help mitigate the risk of the virus to our employees, including temporarily requiring all office-based employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. In addition, we have limited laboratory capacity by initiating shiftwork within the laboratories to minimize number of staff in the facilities at any time. We have now moved from shiftwork but are not yet operating at full capacity in the laboratories. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business, financial condition, results of operation or prospects. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize SIG-001 or any other product candidates.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, which could result in substantial losses for investors.

Our share price has been and may continue to be volatile. Since our initial public offering in December 2020, the closing price of our common stock as reported on the Nasdaq Global Select Market has ranged from a low of $27.60 on December 11, 2020 to a high of $48.03 on December 31, 2020. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive product candidates or technologies;
•	the timing and results of preclinical studies for any product candidates that we may develop;
•	failure or discontinuation of any of our product development and research programs;
•

results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

•	developments or changing views regarding the use of engineered cell therapy and encapsulated cell therapy;
•	commencement or termination of collaborations for our product development and research programs;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	expiration of market stand-off or lock-up agreement;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry, and market conditions; and
•	the other factors described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, 23,419,996 shares were restricted under securities laws or as a result of lock-up or other agreements entered into in connection with our initial public offering, but will be able to be sold beginning on June 1, 2021. In addition, employee stock options may be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements that will expire on June 1, 2021. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 40.1% of our outstanding common stock as of December 31, 2020. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. For the fiscal year ended December 31, 2020, we are not required to make a formal assessment of the effectiveness of our internal controls over financial reporting. We intend to begin the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company or a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operated. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our common stock price and make it more difficult for us to effectively market and sell our product candidates to customers.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders is different than the information that is available with respect to other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not to “opt out” of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the new or revised standard at the time private companies adopt the new or revised standard.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

We do not expect to pay any dividends for the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Our future ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership have resulted in such ownership changes. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. There is a risk that due to changes under the TCJA, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Provisions in our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and by-laws include provisions that:

•

authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our board of directors;
•	prohibit stockholder action by written consent;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	provide that our directors may be removed for cause only;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorized our board of directors to modify, alter or repeal our amended and restated by-laws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation designates the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware are exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “—A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001 or any other product candidates.” A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

U.S. federal income tax reform could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Additionally, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA included significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate office is located in Cambridge, Massachusetts where we lease a total of approximately 44,118 square feet of office and laboratory space that we use for our administrative, research and development and other activities. The term of the lease is scheduled to expire in February 2025. We are entitled to one option to extend the lease term on 22,746 for an additional three years. We believe that our facilities are enough to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 4, 2020, our common stock began trading on the Nasdaq Global Select Market under the symbol “SGTX”. Prior to that time, there was no public market for our common stock. Shares sold in our initial public offering on December 8, 2020 were priced at $18.00 per share.

On March 12, 2021, the last reported sales price of our common stock on the Nasdaq Global Market was $29.15 and as of March 12, 2021, there were approximately 62 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any indebtedness we may incur.

Equity Compensation Plans

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

Recent Sales of Unregistered Securities

The following summary sets forth information regarding all unregistered securities sold by us since January 1, 2020. No underwriters were involved in the sales and the certificates representing the securities sold.

Issuances of Capital Stock

During the year ended December 31, 2020, we issued 3,550,000 shares of our Series B-1 convertible preferred stock for aggregate consideration of $24.9 million to 10 investors. No underwriters were used in the foregoing transaction. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering. Each series of Preferred Stock automatically converted into shares of our common stock upon the closing of our initial public offering in December 2020.

Grants of Stock Options

During the year ended December 31, 2020, we have granted stock options to purchase an aggregate of 353,777 shares of our common stock at a weighted-average exercise price of $9.50 to employees, directors and consultants. The issuances of these securities were exempt pursuant to Rule 701, as transactions pursuant to a compensatory benefit plan.

Use of Proceeds from Registered Securities

On December 8, 2020, we closed our initial public offering in which we issued and sold 8,050,000 shares of our common stock, including 1,050,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $18.00 per share, for aggregate gross proceeds of $144.9 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-250070), which was declared effective by the SEC on December 3, 2020, and a Registration Statement on Form S-1 MEF (File No. 333-251111) filed pursuant to Rule 462(b) of the Securities Act. Morgan Stanley & Co. LLC, Jeffries LLC, Barclays Capital Inc. and Canaccord Genuity LLC acted as joint bookrunning managers of the IPO and as representatives of the underwriters. The offering commenced on December 3, 2020 and did not terminate until the sale of all the shares offered.

The net offering proceeds to us, after deducting underwriting discounts and estimated offering expenses payable by us of $13.1 million, were $131.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in cash. Our use of the net offering proceeds through the date of the filing of this Annual Report on Form 10-K, has been consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 8, 2020, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in such prospectus.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Reserved.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Item 8 of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including, but not limited to, those set forth in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with chronic diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our SLTx platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials and enables our product candidates to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins (including therapeutic proteins and antibodies) and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or immunosuppression. Our lead product candidate, SIG-001, is designed to prevent bleeding episodes in patients with moderate-severe to severe Hemophilia A by continuously secreting human FVIII. We received acceptance of our IND submission in the United States in August 2020 and our CTA in the United Kingdom in May 2020. We have initiated our Phase 1/2 clinical study of SIG-001 in Hemophilia A, with the first two patients dosed in the fourth quarter of 2020. Leveraging the modularity of our platform and our scientific and preclinical work to date, we are also advancing programs in additional rare blood disorders, lysosomal diseases, endocrine and other chronic disorders.

In December 2020, we completed our initial public offering of our common stock, or the IPO. As part of the IPO, we issued and sold 8,050,000 shares of our common stock, which included 1,050,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $18.00 per share. On December 8, 2020, we received net proceeds of approximately $131.8 million from the IPO, after deducting underwriters’ discounts and commissions of $10.1 million and offering costs of $3.0 million. As of December 31, 2020, we had cash of $202.2 million.

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through December 31, 2020, we have received gross proceeds of $144.9 million from the sale of common stock in the IPO, $142.4 million from sales of our convertible preferred stock and proceeds of $20.0 million through borrowings under our loan and security agreements with Pacific Western Bank, as amended and restated, or the 2019 Credit Facility, and Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $54.6 million and $43.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $135.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue clinical development of SIG-001 and initiate clinical trials of any other product candidates;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	comply with regulatory requirements established by the FDA, EMA or MHRA and other comparable foreign regulatory authorities;
●	conduct preclinical studies for our product candidates;
●	maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development and manufacturing personnel;
●	continue to hire clinical and hire commercial personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development;
●	acquire or in-license product candidates, intellectual property and technologies;
●	develop an automated encapsulation system for future commercial scale manufacturing our SLTx platform or otherwise build or expand our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others; and
●	operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other capital sources, including collaborations with other companies and other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which would disrupt our clinical supply chain or the availability or cost of materials, and it may affect our ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. Within our laboratory facilities, we made several changes to our operations in response to COVID-19 in the first half of 2020. This response included reducing our capacity in the labs, based on a rolling prioritization of critical experiments and other work, and performing all office-based work outside of the office. To help reduce the risk to our employees, we took other precautionary measures with respect to lab-based activities, including:

●	shift-based teams;
●	mandatory wearing of masks and other personal protective equipment, or PPE; and
●	deep cleaning of office, social distancing, occupancy limits, safety health checks and other preventive measures.

In the second quarter, we initiated a phased reopening of our operations, restoring our lab-based capacity to 100%. We plan to continue many of the protective measures and are assessing when and how to resume normal operations for office-based personnel. We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our financial statements. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact business, results of operations and financial condition, including our ability to obtain financing.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Substantially all of our revenue to date has been derived from the collaboration agreement with Lilly, which we entered into in 2018.

If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into license or collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from license or collaboration agreements that we may enter into with third parties, or any combination thereof. We expect that our revenue for the next several years will be derived primarily from our collaboration agreement with Lilly as well as any additional collaborations that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

Collaboration Revenue

In April 2018, we entered into a License and Collaboration Agreement with Lilly, or the 2018 Lilly Agreement. Under the 2018 Lilly Agreement, we granted Lilly an exclusive worldwide, royalty-bearing license, including the right to grant sublicenses, to our encapsulation technology applied to islet cells. We are responsible for our own costs and expenses associated with pre-clinical development of a product candidate, and completion of the studies and other criteria required for filing the first IND, up to $47.5 million. Lilly is responsible for filing the first IND, all subsequent clinical development and commercialization, all research, development and commercialization for any subsequent product candidates, as well as reimbursing us for research and development costs required for filing the first IND related to the first developed product candidate that exceed $47.5 million.

We evaluated the 2018 Lilly Agreement under ASC 606 and concluded at the outset that there were two performance obligations under the arrangement: (1) exclusive license to research, develop, manufacture and commercialize licensed products, initial technology transfer, research activities (including pre-IND supply), cell line development and supply and product trademark election, or the Combined Performance Obligation; and (2) requirement to supply Lilly with the licensed product related to Phase 1 clinical trial, or Phase 1 Supply. We determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. We allocated $56.6 million of the transaction price to the Combined Performance Obligation and $5.9 million of the transaction price to the Phase 1 Supply at the outset of the arrangement. We recognize revenue for the Combined Performance Obligation as the research and development services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the Combined Performance Obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by us, and this cost-to-cost method is, in management’s judgment, the best measure of progress toward satisfying this performance obligation. We have determined that the Phase 1 Supply will be satisfied at a point in time when the customer obtains control of each unit of product. Therefore, we will recognize revenue as shipments of the Phase 1 Supply are made to Lilly.

We reevaluate the transaction price and our total estimated costs expected to be incurred at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research, development and manufacturing activities that we are responsible for, are resolved or other changes in circumstances occur, and, if necessary, we will adjust our estimate of the transaction price or our total estimated costs expected to be incurred.

Additional information regarding the 2018 Lilly Agreement can be found in Note 10 to our financial statements in this Annual Report on Form 10-K.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our platform and product candidates. We expense research and development costs as incurred, which include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, other related costs for those employees involved in research and development efforts;
●	expenses incurred in connection with the preclinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors, and CROs;
●	the cost of raw materials and developing and scaling our manufacturing process and manufacturing product candidates for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors, and CMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Non-refundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Our direct external research and development expenses are tracked on a program-by-program basis, including our early-stage programs, and consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, contract manufacturing organizations or CMOs, and contract research organizations or CROs, in connection with our preclinical and manufacturing activities. Except for personnel expenses related to SIG-002, we do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform and, as such, are not separately classified. The personnel expenses allocated to SIG-002 do not include stock-based compensation expense.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidates, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of these product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel expenses, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our 2019 and 2020 Credit Facilities, we issued warrants to purchase Series A, Series B and Series B-1 convertible preferred stock, which subsequently converted to common stock in conjunction with the IPO. We classified these warrants as a liability on our balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair value of the warrant liability as a component of other income (expense) in our statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the warrant liability until the warrants became equity classified, which occurred when the warrants converted into warrants to purchase common stock.

Loss on Extinguishment of Debt

In connection with the extinguishment of our 2019 Credit Facility a loss was recognized equal to the unamortized debt discount and extinguishment fees in the amount of $0.3 million.

Interest Income

Interest income consists of interest earned on our invested cash balances. We expect our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our platform development and ongoing business operations.

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan and security agreements as well as amortization of debt discount and deferred financing costs.

Other Expense

Other expense consists primarily of losses on the disposal of fixed assets and net foreign exchange losses.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net operating losses we have incurred in each year or for our earned research and development tax credits generated in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credit carryforwards will not be realized. As of December 31, 2020, we had U.S. federal NOL carryforwards of $95.2 million, which may be available to offset future taxable income, of which $10.5 million begin to expire in 2036 and of which $84.7 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had Massachusetts state net operating loss carryforwards of $92.4 million, which may be available to offset future taxable income and begin to expire at various times starting in 2037. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was passed by the U.S. Congress and signed into United States law. The CARES Act, among other things, includes certain provisions for individuals and corporations (including a suspension on the application of the 80% limitation described above for taxable years beginning prior to January 1, 2021); however, these benefits did not impact our income tax provisions in the periods presented.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

To date, our revenues have consisted primarily of payments received related to the 2018 Lilly Agreement. We adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, on January 1, 2018. Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as we satisfy each performance obligation. As part of the accounting for arrangements under ASC 606, we must use significant judgment to determine: a) the performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We also use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and we recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the standalone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Because we have not sold the same goods or services in our contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, we estimate the standalone selling price of each performance obligation in our customer arrangements based on our estimate of costs to be incurred to fulfil our obligations associated with the performance, plus a reasonable margin.

In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. We determined there were two distinct performance obligations at the outset of the 2018 Lilly Agreement, the Combined Performance Obligation and the Phase 1 Supply performance obligation.

For performance obligations which consist of licenses combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement, which are subject to review by JRC. Such a change could have a material impact on the amount of revenue we record in future periods. We concluded that the transfer of control to the customer for the Combined Performance Obligation occurs over the time period that the research and development services are provided by us. We recognize revenue for the Combined Performance Obligation as those services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the Combined Performance Obligation. The cost-to-cost method is, in management’s judgement, the best measure of progress towards satisfying the performance condition.

For the Phase 1 Supply performance obligation, which was determined to be a material right, the standalone selling price was estimated using the expected cost-plus margin approach. We determined that the Phase 1 Supply will be satisfied at a point in time when the customer obtains control of each unit of product. Therefore, we will recognize revenue as shipments of the Phase 1 Supply are made to Lilly.

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amount of revenue and earnings in the period of adjustment. As of December 31, 2020, no milestones under the 2018 Lilly Agreement were included in the transaction price as no milestones had been deemed likely to be achieved or had been achieved.

We reevaluate the transaction price and our total estimated costs expected to be incurred at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research, development and manufacturing activities that we are responsible for, are resolved or other changes in circumstances occur. If necessary, we will adjust its estimate of the transaction price or our total estimated costs expected to be incurred.

We determined that our only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion in the balance sheets. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

●	Vendors in connection with discovery and preclinical development activities;
●	CROs in connection with preclinical studies and testing; and
●	CMOs in connection with the process development and scale up activities and the production of materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development, and manufacturing activities; invoicing to date under contracts; communication from the CROs, CMOs and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure all stock-based awards granted to employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options or the difference, if any, between the purchase price per share of the award and the fair value of our common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award for the employees and directors.

We use the straight-line method to record the expense of awards with only service-based vesting conditions. We record the expense of awards with performance-based vesting when we conclude that it is probable the performance condition will be achieved. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield.

Determination of Fair Value of Common Stock

As there has been no public market for our common stock to date, the estimated fair value of our common stock has been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate our enterprise value. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. These third-party valuations were performed at various dates, which resulted in valuations of our common stock of $4.05 per share as of April 2, 2018, $4.12 per share as of April 2, 2019, $8.87 per share as of August 22, 2019, $9.39 per share as of February 14, 2020 and $9.97 per share as of July 31, 2020. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

●	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
●	the progress of our research and development programs, including the status and results of preclinical studies for our product candidates;
●	our stage of development and our business strategy;
●	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
●	the lack of an active public market for our common stock and our preferred stock;
●	the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Upon completion of our initial public offering, our common stock, it is no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is determined based on the quoted market price of our common stock.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Revenue
Collaboration revenue (inclusive of $13,260 and $14,155 from a related party for the years ended December 31, 2020 and 2019, respectively)	$13,374	$14,155	$(781)
Operating expenses:
Research and development	53,488	48,108	5,380
General and administrative	12,528	10,170	2,358
Total operating expenses	66,016	58,278	7,738
Loss from operations	(52,642)	(44,123)	(8,519)
Other income (expense):
Interest income	312	1,058	(746)
Interest expense	(1,202)	(650)	(552)
Other expense	(89)	(6)	(83)
Change in fair value of preferred stock warrant liability	(644)	(204)	(440)
Loss on extinguishment of debt	(343)	—	(343)
Total other (expense) income, net	(1,966)	198	(2,164)
Net loss and comprehensive loss	$(54,608)	$(43,925)	$(10,683)

Revenue

Revenue was $13.4 million for the year ended December 31, 2020, compared to $14.2 million for the year ended December 31, 2019. The decrease in revenue of $0.8 million was due to a decrease in collaboration revenue from the 2018 Lilly Agreement, primarily related to the research and development activities performed under this agreement. In June 2020 and September 2020, we revised estimates of total costs to complete the activities under the 2018 Lilly Agreement were presented to the JRC, which considered our experiences to date and the impact this has on our expected future research and development activities to satisfy the Combined Performance Obligation. This resulted in an increase to total estimated costs expected to be incurred of $23.0 million for the year ended December 31, 2020. This increase in total estimated costs impacted both our estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse us if the costs exceed $47.5 million to complete the activities, and our input method used to recognize revenue, as this measure compares our cumulative costs incurred to our total estimated costs expected to be incurred. For the year ended December 31, 2020, the transaction price for the Combined Performance Obligation increased by $17.9 million based on the allocation of total transaction price to each performance obligation under the 2018 Lilly Agreement. Additionally, the transaction price for the Phase 1 Supply performance obligation increased by $1.9 million for the year ended December 31, 2020. However, revenue recognized for the year ended December 31, 2020, using the input measure, decreased as compared to revenue recognized for the year ended December 31, 2019 as the percentage of costs incurred to total costs expected to be incurred decreased as a result of the increased total estimated costs.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$9,083	$10,195	$(1,112)
SIG‑002	12,250	9,432	2,818
Platform and pipeline development	16,995	15,458	1,537
Unallocated expenses
Personnel expenses (including stock‑based compensation)	12,175	10,372	1,803
Facility related and other	2,985	2,651	334
Total research and development expenses	$53,488	$48,108	$5,380

Research and development expenses were $53.5 million for the year ended December 31, 2020, compared to $48.1 million for the year ended December 31, 2019. The increase of $2.8 million related to program SIG-002 was due to an increase in personnel related costs, external research costs and related lab supplies needed to further develop our T1D program. The increase of $1.5 million in platform and pipeline development was related to IND enabling activities for SIG-005. SIG-005 was granted orphan drug designation from the FDA in December 2020. The increase of $1.8 million in unallocated personnel expenses was primarily due to increased headcount to support platform and pipeline development efforts. Personnel expenses included stock-based compensation expense of $1.3 million and $0.7 million for the year ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $12.5 million, compared to $10.2 million for the year ended December 31, 2019. Personnel expenses increased by $1.0 million primarily as a result of the increase in headcount in our general and administrative function. Personnel expenses included stock-based compensation expense of $1.8 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. Legal and professional fees increased by $0.9 million primarily due to audit and accounting costs associated with becoming a public company. The remaining increase in general and administrative expenses of $0.4 million was primarily due to an increase in rent expense and cost of insurance.

Other (Expense) Income

Other (expense) income primarily consists of interest income (expense), the change in fair value of the preferred stock warrant liability and loss on extinguishment of debt. Other (expense) income for the year ended December 31, 2020 and 2019 was $(2.0) million and $0.2 million. The change was primarily due to the increase in interest expense on the outstanding borrowings under our 2019 Credit Facility and 2020 Credit Facility, a decrease in interest income on our invested cash balances, loss on the revaluation of the preferred stock warrant liability and the loss on extinguishment of our 2019 Credit Facility. The decrease in interest income was due to the decrease in average interest rates during the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through December 31, 2020, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreements with Pacific Western Bank, as amended and restated, or the 2019 Credit Facility and Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of December 31, 2020, we had cash of $202.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Net cash used in by operating activities	$(61,648)	$(50,074)
Net cash used in investing activities	(972)	(1,209)
Net cash provided by financing activities	189,397	63,242
Net increase in cash and restricted cash	$126,777	$11,959

Operating Activities

During the year ended December 31, 2020, operating activities used $61.6 million of cash, primarily resulting from our net loss of $54.6 million and net cash used in changes in our operating assets and liabilities of $15.5 million, partially offset by non-cash charges of $8.0 million. Net changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $12.9 million decrease in deferred revenue, a $3.2 million decrease in lease liabilities, a $1.0 million increase in prepaid expenses and other current assets and a $0.5 million decrease in accounts payable, partially offset by a $1.9 million increase in accrued expenses and other current liabilities. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The increase in accrued expenses and other current liabilities and decrease in accounts payable were primarily due to the timing of vendor invoicing and payments.

During the year ended December 31, 2019, operating activities used $50.1 million of cash, primarily resulting from our net loss of $43.9 million and net cash used in changes in our operating assets and liabilities of $10.9 million, partially offset by non-cash charges of $4.7 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $13.2 million decrease in deferred revenue, a $1.2 million decrease in our lease liabilities and a $0.6 million increase in prepaid expenses, partially offset by a $4.0 million increase in accrued expenses and other current liabilities. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The increase in prepaid expenses was primarily due to prepaid amounts paid to vendors during the year ended December 31, 2019.

Investing Activities

During the year ended December 31, 2020 and 2019, net cash used in investing activities was $1.0 million and $1.2 million, respectively, and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $189.4 million, consisting primarily of net proceeds of $132.5 million from the issuance of common stock in connection with our initial public offering, net proceeds of $51.7 million from our issuance of Series B and Series B-1 preferred stock and borrowing of $19.8 million from the issuance of debt from our 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility.

During the year ended December 31, 2019, net cash provided by financing activities was $63.2 million, consisting primarily of net proceeds of $53.1 million from our issuance of Series B preferred stock and $11.0 million of borrowings from the issuance of debt from our 2019 Credit Facility.

Loan and security agreement

In January 2018, we entered into a loan and security agreement or the 2018 Credit Facility, with Pacific Western Bank. The 2018 Credit Facility initially provided for borrowings of up to $5.0 million under one term loan, as well as additional borrowings of up to an aggregate maximum of $5.0 million under one or more additional term loans. Under the 2018 Credit Facility, we borrowed $5.0 million in January 2018 and an additional $5.0 million in February 2019. Borrowings under the 2018 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.0%, and were repayable in monthly interest-only payments through August 2019 and in equal monthly payments of principal plus accrued interest from September 2019 until the maturity date in February 2022.

In November 2019, the loan and security agreement was amended, or the 2019 Credit Facility, to increase the principal term loan amount to $15.0 million while extending timelines. The amended term loan bore interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a 5.0% floor and was payable in monthly interest-only payments through May 2021 and equal monthly payments of principal plus accrued interest from June 2021 until the maturity date in November 2023.

Borrowings under the 2019 Credit Facility were collateralized by substantially all of our personal property, other than our intellectual property. There were no financial covenants associated with the 2019 Credit Facility; however, we were subject to certain affirmative and negative covenants. These covenants included limitations on our ability to incur additional indebtedness. In addition, we were required, on an annual basis, to deliver to PacWest annual audited financial statements with an audit opinion from our independent registered public accounting firm. Obligations under the 2019 Credit Facility were subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

In September 2020, we entered into a loan and security agreement, or the 2020 Credit Facility, with Oxford Finance LLC, or Oxford, and paid off in full our borrowings under the 2019 Credit Facility with a portion of the proceeds from the 2020 Credit Facility. The 2020 Credit Facility provides for (i) initial term loan borrowings in an aggregate amount of $20.0 million, or the Term A Loans, as well as (ii) additional term loan borrowings in an aggregate amount of $5.0 million, subject to conditions in the loan and security agreement, or the Term B Loans and, together with Term A Loans, the Term Loans. The Term B Loan is conditioned on an equity financing on or before March 31, 2021 resulting in unrestricted net cash proceeds of not less than $25.0 million. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to the greater of 8.40% and the sum of U.S. Dollar LIBOR rate reported on the Wall Street Journal plus 8.23%.

Borrowings under the 2020 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the 2020 Credit Facility; however, we are subject to certain affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. In addition, we are required to, among other things, on an annual basis to deliver Oxford Finance LLC annual audited financial statements. Obligations under the 2020 Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

As of December 31, 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%. As of December 31, 2019, the interest rate applicable to borrowings under the 2019 Credit Facility was 5.5%. During the year ended December 31, 2020 and 2019 the weighted average effective interest rate on outstanding borrowings was approximately 9.8% and 5.8%, respectively.

In June 2020, we obtained a waiver in connection with our 2019 Credit Facility relating to our compliance requirement to report audited financial statements within 180 days of our year end. As of December 31, 2020, we were in compliance with all debt covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of continuing to improve our SLTx platform;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of SIG-001 or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-001 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies; and
●	the costs of operating as a public company.

We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect  the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Off-Balance Sheet Arrangements

During the periods presented in this Annual Report on Form 10-K and as of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIGILON THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sigilon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigilon Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter is also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 18, 2021

We have served as the Company’s auditor since 2017.

SIGILON THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$202,229	$76,069
Accounts receivable (inclusive of $63 and $136 from a related party at December 31, 2020 and December 31, 2019, respectively)	177	136
Prepaid expenses and other current assets	1,729	732
Restricted cash—current	75	—
Total current assets	204,210	76,937
Deferred offering costs	—	65
Property and equipment, net	2,991	2,949
Right‑of‑use assets	16,731	9,851
Restricted cash	1,118	576
Total assets	$225,050	$90,378
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,988	$2,005
Accrued expenses and other current liabilities	7,892	5,852
Lease liabilities, current portion	5,361	3,378
Deferred revenue from related party, current portion	31,777	29,140
Total current liabilities	47,018	40,375
Deferred revenue from related party, net of current portion	—	15,550
Lease liability, net of current portion	11,893	6,808
Long‑term debt, net of discount	19,807	14,868
Preferred stock warrant liability	—	333
Other liabilities	176	—
Total liabilities	$78,894	$77,934
Commitments and contingencies (Note 13)
Preferred stock, par value $0.001 per share; 25,000,000 and no shares authorized at December 31, 2020 and 2019, respectively; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Convertible preferred stock (Series A, A‑1, A‑3 and B), par value $0.001 per share; no and 35,536,001 shares authorized at December 31, 2020 and 2019, respectively; no and 31,836,001 issued and outstanding at December 31, 2020 and 2019, respectively; liquidation preference of $0 and $90,461 at December 31, 2020 and 2019, respectively	—	90,206
Stockholders’ equity (deficit)
Common stock, par value $0.001 per share; 175,000,000 and 60,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 31,464,989 and 5,221,628 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	31	5
Additional paid‑in capital	282,053	3,553
Accumulated deficit	(135,928)	(81,320)
Total stockholders’ equity (deficit)	146,156	(77,762)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$225,050	$90,378

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenue
Collaboration revenue (inclusive of $13,260 and $14,155 from a related party for the years ended December 31, 2020 and 2019, respectively)	$13,374	$14,155
Operating expenses:
Research and development (inclusive of related party payments to MIT of $0 and $411 for the years ended years ended December 31, 2020 and 2019, respectively)	53,488	48,108
General and administrative	12,528	10,170
Total operating expenses	66,016	58,278
Loss from operations	(52,642)	(44,123)
Other income (expense), net:
Interest income	312	1,058
Interest expense	(1,202)	(650)
Other expense	(89)	(6)
Change in fair value of preferred stock warrant liability	(644)	(204)
Loss on extinguishment of debt	(343)	—
Total other income (expense), net	(1,966)	198
Net loss and comprehensive loss	$(54,608)	$(43,925)
Net loss per share attributable to common stockholders—basic and diluted	$(7.55)	$(10.74)
Weighted average common stock outstanding—basic and diluted	7,229,626	4,090,691

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share data)

							Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid‑In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2018	22,952,667	37,070	4,969,578	5	1,294	(37,395)	(36,096)
Issuance of convertible preferred stock, net of issuance costs of $164	8,883,334	53,136	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	252,050	—	186	—	186
Stock‑based compensation expense	—	—	—	—	2,073	—	2,073
Net loss	—	—	—	—	—	(43,925)	(43,925)
Balances at December 31, 2019	31,836,001	90,206	5,221,628	5	3,553	(81,320)	(77,762)
Issuance of convertible preferred stock, net of issuance costs of $127	8,050,000	51,723	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(39,886,001)	(141,929)	17,727,100	18	141,911	—	141,929
Warrant conversion	—	—	—	—	1,043	—	1,043
Cashless exercise of warrants	—	—	36,890	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriter discounts and issuance costs of $13,058	—	—	8,050,000	8	131,834	—	131,842
Issuance of common stock upon exercise of stock options	—	—	429,371	—	585	—	585
Stock‑based compensation expense	—	—	—	—	3,127	—	3,127
Net loss	—	—	—	—	—	(54,608)	(54,608)
Balances at December 31, 2020	—	—	31,464,989	31	282,053	(135,928)	146,156

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(54,608)	$(43,925)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	854	675
Stock‑based compensation expense	3,127	2,073
Non‑cash lease expense	3,349	1,754
Non‑cash interest expense	103	32
Loss on disposal of property and equipment	—	3
Loss on debt extinguishment	343	—
Change in fair value of preferred stock warrant liability	644	204
Changes in operating assets and liabilities:
Accounts receivable	(41)	(136)
Prepaid expenses and other current assets	(995)	(619)
Accounts payable	(467)	164
Accrued expenses and other current liabilities	1,943	4,042
Other liabilities	176	—
Lease liabilities	(3,163)	(1,169)
Deferred revenue	(12,913)	(13,172)
Net cash used in operating activities	(61,648)	(50,074)
Cash flows from investing activities:
Purchase of property and equipment	(972)	(1,209)
Net cash used in investing activities	(972)	(1,209)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the initial public offering, net of underwriting discounts, commissions and offering costs	132,527	(65)
Proceeds from issuance of convertible preferred stock, including deemed dividend, net of issuance costs	51,723	53,136
Payments on long term debt	—	(1,000)
Proceeds from long term debt	19,788	11,000
Debt repayment	(15,000)	—
Payment of debt extinguishment fees	(226)	—
Payments of debt issuance costs	—	(13)
Proceeds from the exercise of common stock options	585	184
Net cash provided by financing activities	189,397	63,242
Net increase in cash and restricted cash	126,777	11,959
Cash and restricted cash at beginning of period	76,645	64,686
Cash and restricted cash at end of period	$203,422	$76,645
Supplemental disclosure of cash flow information:
Cash paid for interest	$950	$547
Supplemental disclosures of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock	$141,929	$—
Lease assets obtained in exchange for lease liabilities	$10,231	$1,992
Conversion of preferred stock warrants to common stock warrants	$1,043	$—
Deferred offering costs included in accounts payable and accrued expenses	$622	$1
Issuance of preferred stock warrant in connection with loan and security agreement	$69	$105
Purchases of property and equipment included in accounts payable	$35	$110

The accompanying notes are an integral part of these financial statements.

SIGILON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Sigilon Therapeutics, Inc. (the “Company” or “Sigilon”) is a biopharmaceutical company with a platform of biomedical technologies and cell therapies created to avoid host detection and foreign body responses with a goal of providing functional cures to patients with chronic diseases. The Company was incorporated on May 14, 2015 under the laws of the State of Delaware.

On December 8, 2020, the Company closed its initial public offering (“IPO”) of 8,050,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 1,050,000 additional shares of common stock, at a public offering price of $18.00 per share. The aggregate net proceeds to the Company from the offering was $131.8 million.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the successful completion of research and development, development by competitors of new technological innovations, dependence on key personnel, protection of technology, compliance with government regulations, and the ability to secure additional capital to fund operations and commercial success of its product candidates.

Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to advancing its biomedical platform. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Sigilon Securities Corporation. All intercompany balances and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Split

On November 25, 2020, the Company effected a 1-for-2.25 reverse stock split of the Company’s common stock and the conversion ratio for the preferred stock. All shares, stock options, warrants and per share information presented in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value and authorized number of shares of the Company’s common stock or preferred stock as part of the reverse stock split.

Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

From its inception through December 31, 2020, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $54.6 million and $43.9 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $135.9 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash of $202.2 million as of December 31, 2020 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Annual Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for the Company’s Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which would disrupt its clinical supply chain or the availability or cost of materials, and it may affect the Company’s ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

The Company is monitoring the potential impact of COVID-19 on its business and financial statements. The effects of the public health directives and the Company’s work-from-home policies may negatively impact productivity, disrupt its business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing.

To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and are not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in financial statements.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, research and development expenses, the valuations of common stock, stock-based awards and the preferred stock warrant liability. The

Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2020, all of the Company’s accounts receivable were related to two customers. One of these receivables, which represents 36% of the Company’s total receivables as of December 31, 2020, is related to the Company’s collaboration agreements with Eli Lilly and Company (Note 10). As of December 31, 2019, all of the Company’s accounts receivable was related to its collaboration agreements with Eli Lilly and Company.

The Company is dependent on third-party manufacturers to supply certain products for research and development activities in its programs. The Company currently has a supplier of certain raw materials that would be considered a sole supplier. If the Company cannot access additional suppliers, its programs could be adversely affected by an interruption in the availability of these raw materials.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs, until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred stock or in stockholder’s deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

Deferred Financing Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs incurred in connection with obtaining access to capital under credit facilities are recorded as a reduction to the carrying amount of the debt liability and amortized to interest expense using the effective interest method over the repayment term.

Restricted Cash

In connection with the Company’s lease agreement entered into in March 2018, the Company is required to maintain a letter of credit of $0.6 million for the benefit of the landlord. On October 16, 2020 the Company took over the lease of office and laboratory space adjacent to its current headquarters, which expires in February 2025. Under the terms of the lease, the Company is required to maintain a letter of credit of $0.5 million. The Company has classified the certificate of deposits collateralizing the letter of credits issued as a security deposit in connection with the Company’s leases of its corporate facility as long-term restricted cash on its balance sheet at December 31, 2020 and 2019. At December 31, 2020 the Company classified $0.1 million related to securing the use of a corporate credit card as short-term restricted cash. At December 31, 2019 the company did not have short-term restricted cash.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated useful life
Laboratory equipment	5 Years
Leasehold improvements	Shorter of the lease term or 10 years
Furniture and fixtures	7 Years
Computers and software	3 Years

Maintenance and repairs are charged to expense as incurred. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are removed from the accounts and any resulting gains or losses are included in the statement of operations in the period of disposal.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2020 and 2019.

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). The Company recorded monthly rent expense on a straight-line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent.

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method. Under this method, financial statements for reporting periods after adoption are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods.

Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material leases each reporting period.

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the remaining lease term. The present value of future lease payments are discounted using the interest rate implicit in lease contracts if that rate is readily determinable; otherwise the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis over a similar term, the amount of the lease payments in a similar economic environment. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right-to-use a leased asset but instead provide a service, such as maintenance costs. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—

Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—

Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Prior to the IPO, the Company’s preferred stock warrant liability was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (Note 3). The carrying values of the Company’s accounts receivable, and accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value at December 31, 2020 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

Classification of Convertible Preferred Stock

The Company’s convertible preferred stock is classified outside of stockholders’ equity (deficit) because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is developing therapeutic treatments for a wide range of chronic diseases. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on an aggregated basis for purposes of allocating resources and assessing financial performance. All the Company’s tangible assets are located in the United States and all of the Company’s collaboration revenue is derived from its collaboration partners headquartered in the United States.

Revenue Recognition for License and Collaboration Agreements

The Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2018. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The adoption had no impact as of the transition date as the Company entered into its first collaboration agreement in April 2018 with Eli Lilly and Company (“Lilly”).

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing arrangements that are within the scope of ASC 606, under which it may exclusively license to third parties’ rights to develop, manufacture and commercialize its product candidates. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront license fees; reimbursement of research and development costs; development, regulatory and sales milestone payments; and royalties on net sales of licensed products. For costs that were not paid upfront, the payment terms under the Company’s existing licensing arrangements are generally 45 days.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its arrangements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. As part of the accounting for arrangements under ASC 606, the Company must use significant judgment to determine: a) the performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company also uses judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and the Company recognizes revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the standalone selling price of each of the identified performance obligations in the Company’s customer contracts, maximizing the use of observable inputs. Because the Company has not sold the same goods or services in its contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, the Company estimates the standalone selling price of each performance obligation in its customer arrangements based on its estimate of costs to be incurred to fulfil its obligations associated with the performance, plus a reasonable margin.

The Company has determined that its only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue in the balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion in the balance sheets. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Exclusive Licenses

If the license granted in the arrangement is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement. Such a change could have a material impact on the amount of revenue the Company records in future periods. Under the Company’s existing license and collaboration agreement, the Company has concluded the research and development services and the license, among other promises are a combined performance obligation (Note 10) and that the transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgement, the best measure of progress towards satisfying the performance obligation.

Research and Development Services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. Payments or reimbursements resulting from the Company’s research and development efforts are estimated at the outset of the arrangement and considered part of the transaction price that is subsequently recognized as revenue because the Company is the principal in the arrangement for such efforts.

Customer Options

The Company’s arrangements may provide a customer with the right to certain optional purchases, such as the right to license a target either at the inception of the arrangement or within a predefined option period. Under these agreements, fees may be due to the Company at the inception of the arrangement as an upfront fee or payment or upon the exercise of an option to acquire a license. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the Company evaluates the customer options to determine if they are material rights at the outset of each arrangement. If the goods and services underlying the customer options are not determined to be material rights, these customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon exercise of the option. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount, and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amount of revenue and earnings in the period of adjustment. As of December 31, 2020 and 2019, no milestones under the 2018 Lilly Agreement were included in the transaction price as no milestones had been deemed likely to be achieved or had been achieved.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, that are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including costs for salaries and bonuses, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

Upfront payments under license agreements are expensed as research and development expense upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Research, Development and Manufacturing Contract Costs and Accruals

The Company has entered into various research, development and manufacturing contracts with research institutions and other companies. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

For stock-based awards granted to employees and directors, the Company estimates the grant-date fair value using the Black-Scholes option-pricing model or the difference between the purchase price per share of the award, if any, and the fair value of its common stock for restricted common stock awards. Compensation expense for these awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company issues awards with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company issues awards with performance-based vesting conditions and records the expense for these awards if the Company concludes that it is probable the performance condition will be achieved. Forfeitures are accounted for as they occur.

For stock-based awards granted to non-employees, prior to the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU 2018-07”) on January 1, 2019, as discussed below, the fair value for non-employee awards was measured on the date the performance of services was completed using the Black-Scholes option-pricing model. Following the adoption of ASU 2018-07 on January 1, 2019, the measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally the vesting period of the award.

The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. For purposes of this calculation, outstanding stock options, unvested restricted common stock, and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of diluted net income (loss) per share attributable to common stockholders if their effect is anti-dilutive.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The guidance was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which modifies certain disclosure requirements on fair value measurements. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are required to be applied retrospectively to all periods presented upon their effective date. The guidance was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The guidance was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. For public entities that are Securities and Exchange Commission (“SEC”) filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for public business entities, for fiscal years beginning after December 15, 2020, and for all other entities, for fiscal years beginning after December 15, 2021. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if contract modifications are made on or before December 31, 2022. The amendments in this update are effective for all entities as of March 12, 2020 and do not apply to contract modifications made, and hedging relationships entered into or evaluated, after December 31, 2022. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of
	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets: none
Liabilities:
Preferred stock warrant liability	$—	$—	$333	$333
	$—	$—	$333	$333

As of December 31, 2020 the Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis. As of December 31, 2020 and 2019 there were no transfers between Level 1, Level 2 and Level 3.

Warrants to Purchase Convertible Preferred Stock Subject to Conditional Redemption (Converted to Common Stock)

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series A-1, Series B and Series B-1 convertible preferred stock in conjunction with loan and security agreements (Note 6) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions were obtained. Changes in the fair value of the preferred stock warrants were recognized as other income (expense) in the statements of operations and comprehensive loss. In conjunction with the IPO, all Sigilon preferred stock warrants were converted to warrants for the Company’s common stock and, as a result, the warrants were adjusted to fair value and reclassified to permanent equity.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series A-1, Series B and Series B-1 convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants is the fair value of the Company’s convertible preferred stock as of each remeasurement date. The Company determines the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deems relevant. As of December 31, 2019, the estimated fair value of the Series A-1 and Series B convertible preferred stock was $5.06 per share and $6.00 per share, respectively. There were no warrants for the purchase of convertible preferred shares as of December 31, 2020 as all such warrants were converted to warrants for the purchase of common stock in conjunction with the IPO. The Company has historically been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has determined a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The following reflects the significant quantitative inputs used in the valuation of preferred stock warrant liability:

Series A‑1 and Series B	2019

Risk‑free interest rate	1.60%
Expected term (in years)	0.44
Expected volatility	88.48%
Expected dividend yield	0.00%

The following table provides a roll-forward of the aggregate fair value of the Company’s preferred stock warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Preferred stock
warrant liability

Fair value at December 31, 2018	$24
Issuance of warrants to purchase preferred stock	105
Change in fair value of preferred stock warrant liability	204
Fair value at December 31, 2019	$333
Issuance of warrants to purchase preferred stock	66
Change in fair value of preferred stock warrant liability	644
Conversion of convertible preferred stock warrant into common stock warrant in connection with IPO	(1,043)
Fair value at December 31, 2020	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019

Laboratory equipment	$4,325	$3,702
Leasehold improvements	60	46
Furniture and fixtures	620	360
Computers and software	30	30
	5,035	4,138
Less: Accumulated depreciation and amortization	(2,044)	(1,189)
Total property and equipment, net	$2,991	$2,949

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $0.9 million, and $0.7 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019

Employee compensation and benefits	$2,910	$2,024
External research and development costs	3,584	2,787
Legal and professional fees	1,155	891
Other	243	150
Total accrued expenses and other current liabilities	$7,892	$5,852

6. Debt

As of December 31, 2020 and 2019, long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019

Principal amount of long‑term debt	$20,000	$15,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	20,000	15,000
Final debt payment liability	700	—
Debt discount, net of accretion	(893)	(132)
Long‑term debt, net of discount and current portion	$19,807	$14,868

In January 2018, the Company entered into a loan and security agreement (the “2018 Credit Facility”), with Pacific Western Bank (“PacWest”). The 2018 Credit Facility initially provided for borrowings of up to $5.0 million under one term loan, as well as additional borrowings of up to an aggregate maximum of $5.0 million under one or more additional term loans. Under the 2018 Credit Facility, the Company borrowed $5.0 million in January 2018 and an additional $5.0 million in February 2019. Prior to the amendment of the 2018 Credit Facility in November 2019, borrowings under the 2018 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.0%, and were repayable in monthly interest-only payments through August 2019 and in equal monthly payments of principal plus accrued interest from September 2019 until the maturity date in February 2022. The Company recorded $0.1 million of initial debt issuance costs as a reduction of the carrying amount of the 2018 Credit Facility.

In November 2019, the Company entered into an amendment to the 2018 Credit Facility (the “2019 Credit Facility”), under which the principal term loan amount was increased to $15.0 million. The 2019 Credit Facility was accounted for as a debt modification, rather than an extinguishment of the 2018 Credit Facility, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. Issuance costs paid to the lender were not significant. Unamortized issuance costs as of the date of modification will be amortized to interest expense using the effective interest method over the repayment term. Issuance costs paid to third parties were recorded as expense and were not significant.

In June 2020, the Company obtained a waiver in connection with its 2019 Credit Facility relating to the Company’s compliance requirement in connection with the 2019 Credit Facility to report audited financial statements within 180 days of the Company’s year-end. As of December 31, 2020, the Company was in compliance with all financial covenants pursuant to the 2020 Credit Facility. The Company cannot be assured that it will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.

In September 2020, the Company entered into a loan and security agreement (the “2020 Credit Facility”), with Oxford Finance LLC (“Oxford”). Effective as of September 2020, the Company paid off in full its borrowings under the

2019 Credit Facility using part of the proceeds from the 2020 Credit Facility and accounted for this as a debt extinguishment. The loss on extinguishment for the year ended December 31, 2020 was $0.3 million. The 2020 Credit Facility initially provided for borrowings of up to $20.0 million under one term loan (“Term A Loan”), as well as additional borrowings of up to an aggregate maximum of $5.0 million, under one additional term loan (“Term B Loan”) (collectively the “Term Loans”). Under the 2020 Credit Facility, the Company borrowed $20.0 million in September 2020. The Company has not elected to borrow the additional $5.0 million under the Term B Loan and the option to borrow under the Term B Loan has expired. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to greater of 8.40% and the sum of the thirty day U.S. Dollar LIBOR rate report in the Wall Street Journal plus 8.23%, and are repayable in monthly interest-only payments through August 2022 and in equal monthly payments of principal plus accrued interest from September 2022 until the maturity date in August 2025. Upon repayment of the Term Loans, the Company is required to make a final payment to Oxford equal to 3.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective-interest method. The Company recorded $0.3 million of initial debt issuance costs as well as a discount on the final payment liability of $0.7 million as a reduction of the carrying amount of the 2020 Credit Facility. The Company recorded amortization of debt issuance costs and accretion of the final payment liability associated with the 2020 Credit Facility for a combined amount of $0.1 million included in interest expense for the as of December 31, 2020.

Borrowings under the 2020 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. The Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. In addition, the Company is required, on an annual basis, to deliver to Oxford annual audited financial statements with an audit opinion from its independent registered public accounting firm. The obligations under the 2020 Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

As of December 31, 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%. As of December 31, 2019, the interest rate applicable to borrowings under the 2019 Credit Facility was 5.5%. During the year ended December 31, 2020 and 2019, the weighted average effective interest rate on outstanding borrowings was approximately 9.8% and 5.8%, respectively.

The estimated future principal payments due were as follows (in thousands):

December 31,
2020

2021	$—
2022	1,666
2023	6,667
2024	6,667
2025	5,000
$20,000

In connection with the 2020 Credit Facility, the Company issued to Oxford warrants to purchase up to 50,000 shares of Series B, convertible preferred stock, at an exercise price of $6.00 per share, which were immediately exercisable upon issuance. Following the issuance of the Series B-1 convertible preferred stock, the Series B warrants converted into Series B-1 warrants. Further, in conjunction with the completion of the IPO all warrants converted into warrants to acquire common stock. Following the Company’s reverse stock split and the IPO there were 19,044 warrants to purchase Common Stock at an exercise price of $15.75.

In connection with the 2019 Credit Facility in November 2019, the Company issued to PacWest warrants to purchase up to 25,000 shares of Series B convertible preferred stock, at an exercise price of $6.00 per share, which were immediately exercisable upon issuance. In conjunction with the IPO the Series B warrants converted into 11,111 warrants to acquire Common Stock at $13.50, and the warrants were subsequently exercised by PacWest in December 2020.

In connection with both the initial borrowing in January 2018 and the additional borrowing in February 2019 under the 2018 Credit Facility, the Company issued to PacWest warrants to purchase up to 41,667 shares of Series A-1 convertible preferred stock, at an exercise price of $1.50 per share, which were immediately exercisable upon issuance.  In conjunction with the IPO the Series A-1 warrants converted into 37,037 warrants to acquire Common Stock at $3.375 per share, and the warrants were subsequently exercised by PacWest in December 2020.

7. Convertible Preferred Stock (Converted to Common Stock)

The Company had issued Series A convertible preferred stock (the “Series A Preferred Stock”), Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”), Series A-3 convertible preferred stock (the “Series A-3 Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”) and Series B-1 convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A Preferred Stock, Series A-1 Preferred Stock, Series A-3 Preferred Stock and Series B Preferred Stock, the “Preferred Stock” and the holders of the Preferred Stock the “Preferred Stockholders”).

In March 2016, the Company issued and sold an aggregate of 10,286,000 shares of Series A Preferred Stock at a price of $1.00 per share for gross proceeds of $10.3 million. The purchase agreement for the Series A Preferred Stock obligates the investors to purchase additional shares at a price of $1.50 per share upon the achievement of specified milestones and at the Company’s election for a specified period of time after the achievement of specified milestones. The Company has evaluated the tranche rights and determined they are not freestanding financial instruments because they are not legally detachable.

In July 2017, upon achievement of specified milestones, the Company issued and sold 5,000,000 shares of Series A-1 Preferred Stock at a price of $1.50 per share for gross proceeds of $7.5 million.

In April 2018, the Company issued and sold 3,500,000 shares of Series A-3 Preferred Stock at a price of $3.75 per share for gross proceeds of $13.1 million and incurred issuance costs of $0.1 million.

In November 2018, at the Company’s election within the specified timeframe after the achievement of specified milestones as permitted under the Series A agreement, the Company issued and sold 4,166,667 shares of Series A-1 Preferred Stock at the contracted price of $1.50 per share for gross proceeds of $6.3 million.

In August 2019, the Company issued and sold an aggregate of 8,883,334 shares of Series B Preferred Stock at a price of $6.00 per share for gross proceeds of $53.3 million and incurred issuance costs of $0.2 million.

In February 2020, the Company issued and sold 4,500,000 shares of Series B Preferred Stock at a price of $6.00 per share for gross proceeds of $27.0 million and incurred issuance costs of $0.1 million.

In October 2020, the Company issued and sold 3,550,000 shares of Series B-1 preferred stock at a price of $7.00 per share for gross proceeds of $24.9 million and incurred issuance costs of $0.1 million.

All outstanding shares of Preferred Stock automatically converted into Common Stock upon the completion of the IPO.

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance dates of each class of Preferred Stock, with the exception of the Series A-1 Preferred Stock issued in November 2018. The Company concluded this issuance of Series A-1 Preferred Stock contained an embedded beneficial conversion feature as the market price of the Company’s common stock on the date of issuance of the Series A-1 Preferred Stock was $1.80 per share as compared to the effective conversion price of the Series A-1 Preferred Stock of $1.50 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $1.3 million as a discount on the Series A-1 Preferred Stock with a corresponding amount recorded to additional paid-in capital. Because the Series A-1 Preferred Stock was immediately convertible upon issuance, the discount on the Series A-1 Preferred Stock was immediately written off as a deemed dividend.

As of December 31, 2020, there was no preferred stock outstanding. As of December 31, 2019, the Preferred Stock is summarized below (in thousands, except share amounts):

	December 31, 2019
		Total shares			Common shares
	Total shares	issued and		Liquidation	issuable upon
	authorized	outstanding	Carrying value	preference	conversion
Series A	10,286,000	10,286,000	$10,286	$10,286	4,571,555
Series A‑1	9,250,001	9,166,667	13,750	13,750	4,074,074
Series A‑3	3,500,000	3,500,000	13,034	13,125	1,555,555
Series B	12,500,000	8,883,334	53,136	53,300	3,948,145
Total	35,536,001	31,836,001	$90,206	$90,461	14,149,329

8. Common Stock

As of December 31, 2020 and 2019, the Company’s Certificate of Incorporation, as amended and restated at such time, authorized the Company to issue 175,000,000 shares and 60,000,000 shares, respectively, of $0.001 par value common stock. Under the Company’s certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the Preferred Stock. As of December 31, 2020 and 2019, no dividends had been declared.

9. Stock Based Compensation

Summary of Plans

In November 2020 the Company adopted the 2020 Incentive Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). These plans are administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors.

2020 Incentive Plan

The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The number of shares initially reserved for issuance under the 2020 Plan was 1,500,000 shares of common stock. The number of shares reserved for issuance may be increased by the number of shares under the previously authorized 2016 Stock Option Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2016 Stock Option Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) four percent of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2020, 1,404,521 shares were available for grant under the 2020 Plan.

The terms of stock awards agreements, including type of stock award to be granted, the provisions of each stock award, including the number of shares, vesting requirements and exercise prices, are determined by the board of directors and are subject to the provisions of the Plan. Option awards generally vest over a four-year period and expire after ten years. Certain options provide for accelerated vesting in the event of a change in control, as defined. The exercise price per share for stock options granted may not be less than the fair market value of the common stock at the date of grant.

2020 Employee Stock Purchase Plan

The 2020 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. A total of 300,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors, provided that not more than 3,200,000 shares of common stock may be issued under the 2020 ESPP. As of December 31, 2020, 300,000 shares were available for grant under the 2020 Plan. For the twelve months ended December 31, 2020, no shares of common stock were issued under the 2020 ESPP.

2016 Equity Incentive Plan

The 2016 Plan provided for the Company to grant incentive stock options and nonqualified stock options or other awards including restricted stock awards, unrestricted stock awards, and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants of the Company.

No additional shares are to be granted under the 2016 Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards under the 2020 Plan.

The terms of stock awards agreements, including type of stock award to be granted, the provisions of each stock award, including the number of shares, vesting requirements and exercise prices, are determined by the board of directors and are subject to the provisions of the Plan. Option awards generally vest over a four-year period and expire after ten years. Certain options provide for accelerated vesting in the event of a change in control, as defined. The exercise price per share for stock options granted may not be less than the fair market value of the common stock at the date of grant.

Stock Option Valuation

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company was a private company prior to the initial public offering and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year ended
	December 31,
	2020	2019

Fair value of common stock	$11.75	$8.87
Risk free interest rate	0.73%	1.93%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.1
Expected volatility	82.49%	81.36%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2019:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2019	4,017,976	$3.76	8.2	$20,536
Options granted	468,139	11.75
Options cancelled	(184,285)	4.09
Options exercised	(429,373)	1.36
Balances at December 31, 2020	3,872,457	4.98	7.5	166,728
Vested and expected to vest at December 31, 2020	3,872,457	$4.98	7.5	$166,728
Exercisable at December 31, 2020	1,937,443	$3.41	6.5	$86,441

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2020 and 2019 were $4.5 million and $1.0 million, respectively. The weighted average grant date fair value of stock options during the years ended December 31, 2020 and 2019 was $8.08 and $4.12, respectively.

Restricted Stock

In February 2016, the Company issued and sold 4,633,331 shares of restricted stock to its nonemployee and employee founders for $0.0003. The shares vest 25% upon the first anniversary of the issuance of shares of Series A Preferred Stock and then 6.25% per quarter through the fourth anniversary of the vesting commencement date of February 5, 2016. The unvested shares are subject to repurchase by the Company, at the holder’s original purchase price in the event the holder’s service with the Company voluntarily or involuntarily terminates. Proceeds from the issuance and sale of restricted common stock are recorded as a liability within accrued expenses and other current liabilities for those restricted shares expected to vest in the next 12 months and other liabilities for those restricted shares expected to vest in greater than 12 months on the balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. As of December 31, 2020, there were no unvested restricted stock. As of December 31, 2019, the liability related to the payments received for shares of unvested restricted stock was less than $0.1 million.

The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2020 and 2019 was $2.6 million and $6.1 million, respectively. The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock.

The following table summarizes restricted stock activity since December 31, 2018:

		Weighted average
	Shares	grant date fair value
Unvested shares as of December 31, 2018	1,447,916	$0.03
Shares vested	(1,158,333)	0.03
Unvested shares as of December 31, 2019	289,583	0.03
Shares vested	(289,583)	0.03
Unvested shares as of December 31, 2020	—	—

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Year ended
	December 31,
	2020	2019

Research and development	$1,300	$735
General and administrative	1,827	1,338
	$3,127	$2,073

As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested stock-based awards was $8.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

10. License and Collaboration Agreement

Lilly License and Collaboration Agreement

On April 2, 2018, the Company entered into a License and Collaboration Agreement with Lilly (the “2018 Lilly Agreement”). Under the 2018 Lilly Agreement, the Company granted Lilly an exclusive worldwide, royalty-bearing license, including the right to grant sublicenses, to the Company’s encapsulation technology applied to islet cells. The Company is responsible for research and development activities, including supply and manufacturing activities, through investigational new drug (“IND”) filing readiness for the first product candidate, including costs up to $47.5 million and certain supply and manufacturing of products and materials in Phase 1 clinical trials and for clinical and commercial use following Phase 1 clinical trials. Lilly will be responsible for development and commercialization of any licensed product post-IND filing readiness and research and development costs for the IND product candidate above the $47.5 million cost threshold. Lilly is also responsible for all research, development and commercialization related to any subsequent product candidate. The parties are collaborating with the intent of developing encapsulated cell therapies for the potential treatment of type 1 diabetes. The activities under the agreement are governed by a joint research committee (“JRC”), which meets quarterly and consists of at least three members each from the Company and Lilly.

Under the 2018 Lilly Agreement, Lilly was obligated to pay the Company a one-time, non-refundable and non-creditable license issuance fee of $62.5 million. Lilly is also obligated to make aggregate milestone payments to the Company of up to $165.0 million upon achievement of certain regulatory milestones for the first licensed product and regulatory milestones up to $160.0 million for additional licensed products. Lilly is also obligated to pay the company sales-based milestones of up to $250.0 million for each licensed product and tiered (from mid-single-to-low-double digit) sales-based royalties for each licensed product. The 2018 Lilly Agreement will expire upon the expiration of the last royalty term, on a product-by-product and country-for country basis. The royalty term, by product and country, commences upon the first commercial sale and ends upon the later to occur of (i) the expiration of the Company’s patent rights of a product candidate developed under the Lilly Agreement, (ii) the expiration of any data exclusivity period in a country or (iii) 10 years after the first commercial sale.

The Company will have the right, and the obligation, to supply Lilly’s requirements for the material to be used in the manufacture of licensed products for clinical and commercial use. In connection with the supply responsibilities, the parties may enter into supply and quality agreements for both clinical and commercial supply.

The Company evaluated the 2018 Lilly Agreement under ASC 606 as the transactions underlying the agreement were considered transactions with a customer. The Company identified the following material promises under the arrangement: (i) exclusive license to research, develop, manufacture and commercialize licensed products, (ii) initial technology transfer, (iii) research activities (including pre-IND supply), (iv) cell line development and supply, (v) product trademark election, (vi) requirement to supply Lilly with the licensed product related to Phase 1 clinical trial (“Phase 1 Supply”) and (vii) participation in the JRC.

The Company determined that the exclusive license to research, develop, manufacture and commercialize the licensed product was not distinct from the related research and manufacturing activities to be provided by the Company as a result of Lilly being unable to benefit on its own or with other resources reasonably available in the marketplace because the license to the Company’s intellectual property requires significant specialized capabilities in order to be further developed, the research services necessary to develop the product are highly specialized and the Company’s proprietary technology is a key capability of that development. The cell line development and supply and research activities were determined not to be distinct because they are performed in conjunction with the research activities to further develop the underlying technology. The product trademark was determined not to be distinct because the benefit that Lilly receives from the Company’s trademark license only exists when combined with the right to commercialize the licensed product. In addition, the Company determined that the impact of the participation in the JRC was insignificant and had an immaterial impact on the accounting model. Therefore, the Company determined that the first five promises should be combined into a single performance obligation (the “Combined Performance Obligation”). The Company determined the sixth promise, the Phase 1 Supply promise, is distinct in the contract. As this is at no cost to Lilly, the right to receive this supply represents a material right and a distinct performance obligation. As such, the Company determined there were two distinct performance obligations at the outset of the 2018 Lilly Agreement.

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of December 31, 2020 and 2019 no milestones or royalties have been deemed likely to be achieved or have been achieved.

The Company recognizes revenue for the Combined Performance Obligation as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the Combined Performance Obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgement, the best measure of progress toward satisfying this performance obligation. The Company allocated $56.6 million of the transaction price to the Combined Performance Obligation at the outset of the arrangement.

The Phase 1 Supply was determined to be a material right, and the standalone selling price was estimated using the expected cost-plus margin approach. The Company allocated $5.9 million of the transaction price to the Phase 1 Supply at the outset of the arrangement. The Company has determined that the Phase 1 Supply will be satisfied at a point in time when the customer obtains control of each unit of product. Therefore, the Company will recognize revenue as shipments of the Phase 1 Supply are made to Lilly.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research, development and manufacturing activities that the Company is responsible for, are resolved or other changes in circumstances occur, and, if necessary, the Company will adjust its estimate of the transaction price and total estimated costs expected to be incurred.

During the year ended December 31, 2018, there were no significant changes in the transaction price or the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Lilly Agreement.

During the year ended December 31, 2019, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect an increase in certain material costs. This resulted in an increase to total estimated costs expected to be incurred of $1.8 million. This increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company for the costs in excess of $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. As a result, during the year ended December 31, 2019, the transaction price for the Combined Performance Obligation and the Phase 1 Supply increased by $1.6 million and $0.2 million, respectively, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement.

During the year ended December 31, 2020, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. This resulted in an increase to total estimated costs expected to be incurred of $23.0 million for the year ended December 31, 2020. This increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the year ended December 31, 2020, the transaction price for the Combined Performance Obligation increased by $17.9 million based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement. Additionally, the transaction price for the Phase 1 supply performance obligation increased by $1.9 million.

During the years ended December 31, 2020 and 2019, the Company recognized $13.4 million and $14.2 million, respectively, of collaboration revenue. As of December 31, 2020 and 2019, the Company recorded as a contract liability deferred revenue of $31.8 million and $44.7 million, respectively, of which, $31.8 million and $29.1 million, respectively, were current liabilities in the accompanying balance sheet. As of December 31, 2020 and 2019 the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.5 years and 2.5 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019

Deferred revenues at beginning of period	$44,690	$57,863
Revenues deferred during the period	—	800
Revenues recognized during the period	(12,913)	(13,973)
Deferred revenues at end of period	$31,777	$44,690

During the years ended December 31, 2020 and 2019, the Company recognized revenue of $12.9 million and $14.0 million, respectively, related to deferred revenue that was recorded as a contract liability at the beginning of each respective year, respectively.

11. Patent License Agreement

On February 8, 2016, the Company entered into an exclusive patent license agreement with the Massachusetts Institute of Technology (“MIT”) whereby MIT granted an exclusive royalty bearing license to the Company to develop, manufacture and commercialize products covered by certain patent rights owned by MIT The Company also has various rights to grant sublicenses and options to exercise certain patent rights on improvements to existing patents.

As consideration for the patent rights, the Company issued to MIT 333,333 shares of common stock then having a fair value of $0.2 million, and agreed to pay past and future patent prosecution costs related to the countries in which valid claims related to the licensed patents, have or will have been issued. The agreement also gives MIT the right to purchase additional shares of the Company’s common stock in any private stock offerings in order to maintain its pro-rata ownership share immediately prior to such offering. The aggregate fair value of the consideration was expensed as a research and development cost in 2016.

Under the terms of the agreement, the Company paid an upfront license issuance fee of $0.1 million and is also obligated to pay annual maintenance fees to MIT, all of which are recognized as research and development expense in the statement of operations. All annual minimum payments are fully creditable against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company also must pay MIT a royalty percentage in the low single digits on all net sales of licensed products and a royalty percentage in the low to mid double digits on any sublicensing revenue. In addition, the Company is obligated to make aggregate milestone payments to MIT of up to $2.1 million upon achievement of specified milestones related to the initiation and execution of clinical trials and first commercial sale of a product.

As a result of entering into the 2018 Lilly Agreement, the Company paid $2.3 million to MIT for royalties owed on amounts received from Lilly that were subject to the sublicense terms of the MIT agreement. This payment was recognized as research and development expense in the statement of operations and comprehensive loss in the year ended December 31, 2018.

The term of the license agreement will continue until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the consequence of certain patent challenges or (iii) default. Under terms of the agreement. MIT may terminate the agreement in the event (i) the Company fails to pay any amount due when required to be made and fails to cure such failure within thirty (30) days after receipt of notice from MIT, (ii) is in material breach of its diligence obligations under the agreement and fails to remedy within ninety (90) days after receipt of notice, (iii) is in any other material breach under the agreement and fails to remedy within sixty (60) days after receipt of notice, (iv) declares insolvency or bankruptcy or (v) the Company or a sublicensee brings a patent challenge. The Company may terminate the agreement at any time on written notice to MIT at least ninety (90) days prior to the termination date specified in the notice. Upon expiration or termination of the agreement, all rights revert to MIT.

12. Income Taxes

For the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period in U.S Federal and Massachusetts, due to its uncertainty of realizing a benefit from those items. All the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.0
Federal and state research and development tax credits	7.6	8.0
Non‑deductible items	(0.3)	(0.1)
Stock‑based compensation	0.4	(0.5)
Other	(0.1)	(0.1)
Change in deferred tax asset valuation allowance	(34.8)	(34.3)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$25,836	$8,357
Research and development tax credit carryforwards	9,545	5,419
Lease liabilities	4,714	2,783
Deferred revenue	8,682	11,991
Accrued expense and other liabilities	907	604
Other	849	525
Total deferred tax assets	50,533	29,679
Deferred tax liabilities:
Lease right‑of‑use assets	(4,571)	(2,691)
Fixed assets	(227)	(197)
Total deferred tax liabilities	(4,798)	(2,888)
Valuation Allowance	(45,735)	(26,791)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $95.2 million, which may be available to offset future taxable income, of which $10.5 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $84.7 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, the Company had Massachusetts state net operating loss carryforwards of $92.4 million, which may be available to offset future taxable income and expire at various dates beginning in 2037.

As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $5.4 million and $3.0 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2037 and 2032, respectively. In addition, the Company currently has Orphan Drug Designations granted by the Food and Drug Administration (“FDA”) for SIG-001 and SIG-005 and generated an orphan drug credit in the amount of $1.8 million which may be available to reduce future tax liabilities and begin to expire in 2039.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study for the tax period from the Company’s inception through December 31, 2019 and concluded that $0.4 million of net operating losses generated before February 10, 2016 is more likely than not subject to restrictive limitation and reduced the net operating loss carryforward balance. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of net operating loss carryforwards and credits.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increases in net operating loss carryforwards, research and development tax credits generated and the deferred tax assets related to deferred revenue. The changes in the valuation allowance for 2020 and 2019 were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Valuation allowance at beginning of year	$26,791	$11,707
Increases recorded to income tax provision	18,944	15,084
Valuation allowance at end of year	$45,735	$26,791

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2020 and 2019, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax law of the jurisdiction in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdiction, where applicable. As of December 31, 2020 and 2019, there were no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which provides relief to taxpayers affected by COVID-19. The CARES Act contains several provisions impacting corporations, including, but not limited to, employer payroll tax deferral, accelerated net operating loss utilization, a suspension on the application of the 80% limitation of the deduction for net operating losses and modifies the net operating loss carried back provisions on taxable income for taxable years beginning prior to January 1, 2021. The Company reviewed the various provisions of the CARES Act and determined that it was not significantly impacted by the CARES Act and has recorded no income tax benefit as a result of the CARES Act.

13. Commitments and Contingencies

401(k) Plan

In January 2017, and as amended in January 2019, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Starting in 2020, the Company will make matching contributions at a rate of 100% of each employee’s contribution up to a maximum employee contribution of 3% of eligible plan compensation. For the year ended December 31, 2020, the

Company made matching contributions of $0.4 million. For the year ended December 31, 2019 and the Company made no matching contributions.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Legal Proceedings

The Company is not a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

Leases

The Company’s commitments under its leases are described in Note 14.

14. Leases

Corporate headquarters

In August 2017, the Company entered into an operating lease agreement for its corporate headquarters located at 100 Binney Street, Cambridge, Massachusetts. The term of the lease commenced in February 2018 and is scheduled to expire in February 2025. Under the terms of the lease, the Company provided a security deposit of $0.6 million, which is included in restricted cash in the accompanying balance sheets. The lease provides for annual rent escalations. The Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. The Company is entitled to one option to extend the lease term for an additional three years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised.

In October 2019, the Company entered into an assignment agreement in which it agreed to take over a lease of office and laboratory space adjacent to its current headquarters at 100 Binney Street in Cambridge, Massachusetts. The lease commenced on October 16, 2020, the date in which the space was delivered to the Company, and expires in February 2025. Under the terms of the lease, the Company provided a security deposit of $0.5 million, which is included in restricted cash in the accompanying balance sheets. The lease provides for annual rent escalations. The Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. The Company does not have an option to extend the lease term.

Equipment

The Company entered into operating lease agreements for equipment in March 2020 (the “March 2020 Equipment Lease”) and November 2018 (the “November 2018 Equipment Lease”). The terms of the leases commenced when the equipment was delivered in June 2020 and January 2019, respectively, and accordingly the related right-to use assets and lease liabilities were recognized on the balance sheet at the respective commencement dates. The March 2020 Equipment Lease is scheduled to expire in June 2021. The initial term of the November 2018 Equipment Lease is currently scheduled to expire in December 2021 and the term may be extended for 180 days. This extended term is not currently included in the lease term as the Company is not reasonably certain of exercise.

Manufacturing Services Agreement

In June 2019, the Company entered into a development and manufacturing services agreement for the commercial production of its Encapsulated Cell Product. The Company was required to pay an up-front suite reservation fee of $0.3 million and is required to pay a $0.1 million per month suite fee as well as certain labor, raw materials, testing and shipping costs for manufacturing services through September 2020, the initial term of the agreement. The Company concluded that this agreement contains an operating lease as the suite is designated for its exclusive use during the term of the agreement. Upon commencement in September 2019, the Company recorded a right-of-use asset of $1.7 million, inclusive of prepaid rent and a lease liability of $1.4 million. The Company recognizes lease expense on a straight-line basis over the term of the lease.

In March 2020, the Company elected to extend its use of the designated suite through June 30, 2021 resulting in the remeasurement of the operating lease. Accordingly, the operating lease liability and corresponding right-of-use asset were increased by $1.1 million.

Finance leases

The Company does not have any material finance leases as of December 31, 2020 and 2019.

Summary of lease costs

The components of lease cost under ASC 842 were as follows (in thousands):

	December 31,
Lease costs	2020	2019

Operating lease cost	$4,298	$2,553
Short term lease cost	658	515
Variable lease cost	638	495
Total lease cost	$5,594	$3,563

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	December 31,
	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$4,106	$1,968
Lease assets obtained in exchange for new operating lease liabilities	$10,231	$1,992

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2020	2019

Weighted‑average remaining lease term (in years)	4.0 years	4.6 years
Weighted‑average discount rate	8.3%	8.3%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

Year Ending December 31,
2021	$5,549
2022	4,524
2023	4,634
2024	4,734
2025	802
Thereafter	—
Total future minimum lease payments	20,243
Less: imputed interest	(2,989)
Present value of operating lease liability	$17,254

15. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019

Numerator:
Net loss	$(54,608)	$(43,925)
Net loss attributable to common stockholders	$(54,608)	$(43,925)
Denominator:
Weighted average common stock outstanding—basic and diluted	7,229,626	4,090,691
Net loss per share attributable to common stockholders—basic and diluted	$(7.55)	$(10.74)

In connection with the issuance and sale of Series B Preferred Stock, the holders of Series A Preferred Stock agreed to remove the cumulative dividend rights of the Series A Preferred Stock. For periods through August 2019 date of the modification of the Series A Preferred Stock, the Company no longer accrues dividends for Series A Preferred Stock.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019

Series A Convertible preferred stock (as converted to common stock)	—	10,201,185
Series B Convertible preferred stock (as converted to common stock)	—	3,948,145
Warrants to purchase Series A‑1 convertible preferred stock (as converted to common stock)	—	37,036
Warrants to purchase Series B convertible preferred stock (as converted to common stock)	—	11,111
Warrants to purchase common stock	19,044	—
Stock options to purchase common stock	3,870,457	4,017,976
Unvested restricted stock	—	289,583
	3,889,501	18,505,036

16. Related Party Transactions

Since inception, the Company has received consulting and management services from its primary investor, Flagship Pioneering Inc. The total amount of consulting and management services provided by this investor amounted to $0 and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

The Company has a patent license agreement with MIT and issued 333,333 shares of its common stock to MIT as part of the consideration for this patent license (Note 11). Additionally, through the completion of the Company’s IPO two members of the Company’s board of directors were employed by MIT and subsequent to the IPO one member of the Company’s board of directors has been employed by MIT. The Company incurs charges for the use of certain MIT equipment and facilities. For the years ended December 31, 2020 and 2019, the Company incurred expenses of $0.7 million and $0.8 million, respectively, related to business with MIT.

The Company paid five of its co-founders, two of whom were members of the board of directors employed by MIT, $0.4 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, for ongoing consulting services. As of December 31, 2020 and 2019, there was less than $0.1 million and $0 recorded in accounts payable as due to these related parties, respectively. As of December 31, 2020 and 2019, there are $0 and $0.2 million recorded in accrued expenses for these related parties, respectively.

As described in Note 10 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. In connection with the 2018 Lilly Agreement, Lilly also acquired shares of the Company’s Series A-3 Preferred Stock. The Company determined that both the 2018 Lilly Agreement and the purchase of the Series A-3 Preferred Stock was at fair value and as a result has not allocated any amount to the 2018 Lilly Agreement. In August 2019, Lilly purchased shares of the Company’s Series B Preferred Stock also at fair value. During the years ended December 31, 2020 and 2019, the Company recognized $13.3 million and $14.2 million, respectively, of related party revenue associated with the Lilly collaboration agreements. As of December 31, 2020 and 2019, the Company had deferred revenue related to the collaboration agreements with Lilly of $31.8 million and $44.7 million, respectively. At December 31, 2020 and 2019, the Company had $0.1 million of outstanding receivables with Lilly.

The Series A-3 Preferred Stock purchase agreement with Lilly gives the Company the right, but not the obligation, to cause Lilly to purchase $7.5 million of common stock in a concurrent private placement at a price per share equal to the price at which the common stock is issued and sold to the public in the IPO. The Company did not cause Lilly to purchase the common stock in a private placement concurrent with the initial public offering.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and concluded that our disclosure controls and procedures were effective as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On March 14, 2021, Devyn Smith, Ph.D., the Company’s Chief Operating Officers, submitted his resignation, effective April 26, 2021, to assume a Chief Executive Officer role in the biotech industry.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report:
(1)	Financial Statements—The financial statements listed in the Index to Financial Statements beginning on page 138 are filed as part of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules—There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the required information is included in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page 138.
(b)	Index to Exhibits

Exhibit number	Description of document
3.1

Fifth Amended and Restated Certificate of Incorporation of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

3.2	Amended and Restated Bylaws of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.2

Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Pacific Western Bank, dated January 24, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.3

Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Pacific Western Bank, dated November 7, 2019 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.4

Form of Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Oxford Finance LLC, dated September 2, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.5*	Description of Registered Securities

10.1

Lease, by and between ARE-MA Region No. 45, LLC and Sigilon Therapeutics, Inc., dated August 28, 2017  (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.2

Lease Agreement, by and between ARE-MA Region No. 45, LLC and Foghorn Therapeutics Inc., dated August 24, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.3

Assignment and Assumption of Lease, by and between Foghorn Therapeutics Inc. and Sigilon Therapeutics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.4

Consent to Assignment and First Amendment to Lease, by and among ARE-MA Region No. 45, LLC, Foghorn Therapeutics Inc. and Sigilon Therapeutics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.5*	Second Amendment to Lease, by and among ARE-MA Region No. 45, LLC and Sigilon Therapeutics, Inc., dated January 19, 2021

10.6

Loan and Security Agreement, by and among Oxford Finance LLC, the Lenders party thereto, and Sigilon Therapeutics, Inc., dated September 2, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.7++

Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 8, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.8++

First Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 2, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.9++

Second Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated August 9, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.10++

Third Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated November 6, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.11*++	Fourth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated December 10, 2020

10.12++

Research Collaboration and Exclusive License Agreement, by and between Sigilon Therapeutics, Inc. and Eli Lilly and Company, dated April 2, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.13+

Sigilon Therapeutics, Inc. 2016 Stock Option and Grant Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.14+

Form of Incentive Stock Option Agreement under the Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.15+

Form of Nonstatutory Stock Option Agreement under the Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.16+

Offer Letter, between Sigilon Therapeutics, Inc. and Rogerio Vivaldi Coelho, M.D., dated April 23, 2018 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.17+

Offer Letter, between Sigilon Therapeutics, Inc. and Glenn Reicin, dated May 8, 2019 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.18+	Offer Letter, between Sigilon, Inc. and Devyn Smith, dated March 25, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.19+

Severance Waiver and Offer Letter Amendment, between Sigilon Therapeutics, Inc. and Rogerio Vivaldi Coelho, M.D., dated October 26, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.20+	Form of Non-Chief Executive Officer Severance Waiver and Offer Letter Amendment (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.21+

Stock Restriction Agreement, between Sigilon Therapeutics, Inc. and Daniel G. Anderson, dated February 10, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.22+

Stock Restriction Agreement, between Sigilon Therapeutics, Inc. and Robert S. Langer, dated February 5, 2016 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.23+

Sigilon Therapeutics, Inc. Amended and Restated Severance and Change in Control Policy (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.24+	Sigilon Therapeutics, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.25+	Sigilon Therapeutics, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.26+	Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.27+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.28+	Form of Non-Statutory Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.29+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.30+	Sigilon Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Indicates management contract or compensatory plan
++

Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and would likely cause competitive harm to the Registrant if publicly disclosed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
Date:	March 18, 2021

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rogerio Vivaldi Coelho, M.D.	President, Chief Executive Officer and Director	March 18, 2021
Rogerio Vivaldi Coelho, M.D.	(Principal Executive Officer)

/s/ Glenn Reicin	Chief Financial Officer and Treasurer	March 18, 2021
Glenn Reicin	(Principal Accounting and Financial Officer)

/s/Doug Cole, M.D.	Chairman of the Board of Directors	March 18, 2021
Doug Cole, M.D.

/s/Daniel G. Anderson, Ph.D.	Director	March 18, 2021
Daniel G. Anderson, Ph.D.

/s/John Cox	Director	March 18, 2021
John Cox

/s/Stephen Oesterle, M.D.	Director	March 18, 2021
Stephen Oesterle, M.D.

/s/Kavita Patel, M.D.	Director	March 18, 2021
Kavita Patel, M.D.

/s/Robert Ruffolo, Jr., Ph.D.	Director	March 18, 2021
Robert Ruffolo, Jr., Ph.D.

/s/Eric Shaff	Director	March 18, 2021
Eric Shaff