Form 10-Q
period 2021-03-31
Sigilon Therapeutics, Inc.
filed 2021-05-10
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Sigilon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39746	47-4005543
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧	Smaller reporting company ⌧ Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of April 30, 2021, there were 31,529,653 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Sigilon Therapeutics, Inc.

S

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the initiation, timing, enrollment, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing and enrollment of our clinical trials for SIG-001 for the treatment of Hemophilia A, our plans to dose additional patients in our clinical trials for SIG-001 and the submission of INDs or CTAs for our other product candidates;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our ability to leverage our initial programs to develop additional product candidates using the SLTx platform and our ability to leverage the modularity of our SLTx platform across our lysosomal disease programs;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	our ability to expand the target populations of our programs;
●	our ability to identify and enter into future license agreements and collaborations;
●	our ability to successfully scale our manufacturing capabilities; and
●	estimates of our expenses, capital requirements and needs for additional financing.

There may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$178,789	$202,229
Accounts receivable (inclusive of $83 and $63 from a related party at March 31, 2021 and December 31, 2020, respectively)	140	177
Prepaid expenses and other current assets	4,058	1,729
Restricted cash—current	75	75
Total current assets	183,062	204,210
Property and equipment, net	3,107	2,991
Right‑of‑use assets	16,098	16,731
Restricted cash	1,118	1,118
Total assets	$203,385	$225,050
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,006	$1,988
Accrued expenses and other current liabilities	6,912	7,892
Lease liabilities, current portion	5,427	5,361
Deferred revenue from related party, current portion	20,134	31,777
Total current liabilities	34,479	47,018
Deferred revenue from related party, net of current portion	8,725	—
Lease liability, net of current portion	11,099	11,893
Long‑term debt, net of discount	19,874	19,807
Other liabilities	176	176
Total liabilities	$74,353	$78,894
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at March 31, 2021 and December 31, 2020; 31,501,952 and 31,464,989 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	32	31
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid‑in capital	283,901	282,053
Accumulated deficit	(154,901)	(135,928)
Total stockholders’ equity	129,032	146,156
Total liabilities, convertible preferred stock and stockholders’ equity	$203,385	$225,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Collaboration revenue (inclusive of $2,932 and $3,466 from a related party for the three months ended March 31, 2021 and 2020, respectively)	$2,958	$3,466
Operating expenses:
Research and development (inclusive of related party payments to MIT of $66 and $220 for the three months ended March 31, 2021 and 2020, respectively)	15,985	13,274
General and administrative	5,540	2,871
Total operating expenses	21,525	16,145
Loss from operations	(18,567)	(12,679)
Other income (expense), net:
Interest income	86	203
Interest expense	(488)	(208)
Other expense	(4)	(16)
Change in fair value of preferred stock warrant liability	—	(35)
Total other expense, net	(406)	(56)
Net loss and comprehensive loss	$(18,973)	$(12,735)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(2.55)
Weighted average common stock outstanding—basic and diluted	31,487,710	4,984,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred

Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except per share data)

							Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid‑In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	31,836,001	$90,206	5,221,628	$5	$3,553	$(81,320)	$(77,762)
Issuance of convertible preferred stock, net of issuance costs of $54	4,500,000	26,946	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	93,109	—	121	—	121
Stock‑based compensation expense	—	—	—	—	667	—	667
Net loss	—	—	—	—	—	(12,735)	(12,735)
Balances at March 31, 2020	36,336,001	$117,152	5,314,737	$5	$4,341	$(94,055)	$(89,709)

Balances at December 31, 2020	—	$—	31,464,989	$31	$282,053	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	—	—	36,963	1	144	—	145
Stock‑based compensation expense	—	—	—	—	1,704	—	1,704
Net loss	—	—	—	—	—	(18,973)	(18,973)
Balances at March 31, 2021	—	$—	31,501,952	$32	$283,901	$(154,901)	$129,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,973)	$(12,735)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	247	202
Stock‑based compensation expense	1,704	667
Non‑cash lease expense	1,197	745
Non‑cash interest expense	67	5
Change in fair value of preferred stock warrant liability	—	35
Changes in operating assets and liabilities:
Accounts receivable	37	(168)
Prepaid expenses and other current assets	(2,329)	(1,043)
Accounts payable	578	2,355
Accrued expenses and other current liabilities	(991)	(1,029)
Lease liabilities	(1,292)	(938)
Deferred revenue	(2,918)	(3,298)
Net cash used in operating activities	(22,673)	(15,202)
Cash flows from investing activities:
Purchase of property and equipment	(290)	(190)
Net cash used in investing activities	(290)	(190)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, including deemed dividend, net of issuance costs	—	26,946
Payments of deferred offering costs	(622)	(1)
Proceeds from the exercise of common stock options	145	121
Net cash (used in) provided by financing activities	(477)	27,066
Net increase in cash and restricted cash	(23,440)	11,674
Cash and restricted cash at beginning of period	203,422	76,645
Cash and restricted cash at end of period	$179,982	$88,319
Supplemental disclosure of cash flow information:
Cash paid for interest	$420	$209
Supplemental disclosures of noncash investing and financing activities:
Lease assets obtained in exchange for lease liabilities	$564	$1,078
Deferred offering costs included in accounts payable	$—	$18
Purchases of property and equipment included in accounts payable and accrued expenses	$108	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity (deficit) and cash flows as of and for the periods presented. The accompanying Condensed Balance Sheet as of December 31, 2020 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

The Unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the 2020 Form 10-K and are updated, as necessary, in subsequent Form 10-Q filings.

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

From its inception through March 31, 2021, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $19.0 million for the three months ended March 31, 2021 and $54.6 million for the year ended December 31, 2020. In addition, as of March 31, 2021, the Company had an accumulated deficit of $154.9 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash of $178.8 million as of March 31, 2021 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2021 and December 31, 2020, all of the Company’s accounts receivable were related to three and two customers, respectively. One of these receivables, which represented 36% of the Company’s total receivables as of March 31, 2021 and December 31, 2020, is related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8)

The Company is dependent on third-party manufacturers to supply certain products for research and development activities in its programs. The Company currently has a supplier of certain raw materials that would be considered a sole supplier. If the Company cannot access additional suppliers, its programs could be adversely affected by an interruption in the availability of these raw materials.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020.

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

3. Fair Value Measurements

As of March 31, 2021 and December 31, 2020 the Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis.

The carrying value of the Company’s long-term debt approximates its fair value at March, 31 2021 and December 31, 2020 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$4,670	$4,325
Leasehold improvements	60	60
Furniture and fixtures	620	620
Computers and software	48	30
	5,398	5,035
Less: Accumulated depreciation and amortization	(2,291)	(2,044)
Total property and equipment, net	$3,107	$2,991

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.2 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Employee compensation and benefits	$1,622	$2,910
External research and development costs	4,194	3,584
Legal and professional fees	750	1,155
Other	346	243
Total accrued expenses and other current liabilities	$6,912	$7,892

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2020 Form 10-K.

As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	20,000	20,000
Final debt payment liability	700	700
Debt discount, net of accretion	(826)	(893)
Long‑term debt, net of discount and current portion	$19,874	$19,807

As of March 31, 2021 and December 31, 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%. During the three months ended March 31, 2021 and 2020, the weighted average effective interest rate on outstanding borrowings was approximately 9.8% and 5.3%, respectively.

The estimated future principal payments due were as follows (in thousands):

March 31,
2021
2021 (Remaining nine months)	$—
2022	1,666
2023	6,667
2024	6,667
2025	5,000
$20,000

As of March 31, 2021, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has three equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan, the 2020 Equity Incentive Plan and the 2016 Equity Incentive Plan. As of March 31, 2021 there were 614,649 shares available for issuance under the 2020 Employee Stock Purchase Plan,  1,860,215 shares available for issuance under the 2020 Equity Incentive Plan and no shares available for issuance under the 2016 Equity Incentive Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended
	March 31,
	2021	2020
Risk-free interest rate	0.66%	1.16%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.1	6.0
Expected volatility	78.39%	82.60%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2020:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2020	3,872,457	$4.98	7.5	$166,728
Options granted	964,981	39.55
Options cancelled	(162,076)	9.39
Options exercised	(36,963)	3.90
Balances at March 31, 2021	4,638,399	12.02	7.7	64,482
Vested and expected to vest at March 31, 2021	4,638,399	$12.02	7.7	$64,482
Exercisable at March 31, 2021	2,120,779	$3.58	6.4	$39,811

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 were $1.0 million and $0.7 million, respectively. The weighted average grant date fair value of stock options during the three months ended March 31, 2021 and 2020 was $26.64 and $6.54, respectively.

Restricted Stock

In February 2016, the Company issued and sold 4,633,331 shares of restricted stock to its nonemployee and employee founders for $0.0003 per share. The shares vested 25% upon the first anniversary of the issuance of shares of Series A Preferred Stock and then 6.25% per quarter through the fourth anniversary of the vesting commencement date of February 5, 2016. The unvested shares were subject to repurchase by the Company, at the holder’s original purchase price in the event the holder’s service with the Company voluntarily or involuntarily terminates. Proceeds from the issuance and sale of restricted common stock are recorded as a liability within accrued expenses and other current liabilities for those restricted shares expected to vest in the next 12 months and other liabilities for those restricted shares expected to vest in greater than 12 months on the balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. As of March 31, 2021 and December 31, 2020, there were no shares of unvested restricted stock.

The aggregate intrinsic value of restricted stock awards that vested during the three ended March 31, 2020 was $2.6 million. The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock.

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Research and development	$839	$246
General and administrative	865	421
	$1,704	$667

As of March 31, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $31.0 million, which is expected to be recognized over a weighted average period of 3.5 years.

8. License and Collaboration Agreement

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of March 31, 2021 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three months ended March 31, 2021, consistent with the Company’s presentation to the JRC, the Company revised the estimated timeline for the completion of certain activities under the 2018 Lilly Agreement.

During the three months ended March 31, 2021 and 2020, the Company recognized $2.9 million and $3.1 million, respectively, of collaboration revenue. As of March 31, 2021 and December 31, 2020, the Company recorded as a contract liability deferred revenue of $28.9 million and $31.8 million, respectively, of which, $20.1 million and $31.8 million, respectively, were current liabilities in the accompanying balance sheet. As of March 31, 2021 and December 31, 2020 the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 2.0 years and 1.5 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred revenues at beginning of period	$31,777	$44,690
Revenues deferred during the period	—	—
Revenues recognized during the period	(2,918)	(3,298)
Deferred revenues at end of period	$28,859	$41,392

9. Commitments and Contingencies

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

10. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(18,973)	$(12,735)
Net loss attributable to common stockholders	$(18,973)	$(12,735)
Denominator:
Weighted average common stock outstanding—basic and diluted	31,487,710	4,984,527
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(2.55)

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

	Three Months Ended March 31,
	2021	2020
Series A Convertible preferred stock (as converted to common stock)	—	10,201,185
Series B Convertible preferred stock (as converted to common stock)	—	5,948,143
Warrants to purchase Series A‑1 convertible preferred stock (as converted to common stock)	—	37,036
Warrants to purchase Series B convertible preferred stock (as converted to common stock)	—	11,111
Warrants to purchase common stock	19,044	—
Stock options to purchase common stock	4,638,399	4,040,556
	4,657,443	20,238,031

11. Related Party Transactions

As described in Note 11 of the Company’s 2020 Form 10-K, the Company has a patent license agreement with MIT and issued 333,333 shares of its common stock to MIT as part of the consideration for this patent license. Through the completion of the Company’s initial public offering in December 2020, two members of the Company’s board of directors were employed by MIT and subsequent to the initial public offering one member of the Company’s board of directors was employed by MIT. The Company incurs charges for the use of certain MIT equipment and facilities. For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $0.1 million and $0.2 million related to business with MIT, respectively.

The Company paid five of its co-founders, two of whom were members of the board of directors employed by MIT, $0.1 million for the three months ended March 31, 2020 for ongoing consulting services. As of March 31, 2021 and December 31, 2020, there was $0 and less than $0.1 million recorded in accounts payable as due to these related parties, respectively.

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three months ended March 31, 2021 and 2020, the Company recognized $2.9 million and $3.5 million, respectively, of related party revenue associated with the Lilly collaboration agreements. As of March 31, 2021 and December 31, 2020, the Company had deferred revenue related to the collaboration agreements with Lilly of $28.9 million and $31.8 million, respectively. At March 31, 2021 and December 31, 2020, the Company had $0.1 million of outstanding receivables with Lilly.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and the initial term ends on December 31, 2021 and shall automatically renew for successive one-month periods until either party terminates the agreement. Under this agreement, the Company recorded other income of $0.1 million during the three months ended March 31, 2021. The Company received cash payments of less than $0.1 million during the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Some of the numbers included herein have been rounded for the convenience of presentation. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with chronic diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials and enables our product candidates to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins (including therapeutic proteins and antibodies) and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or immunosuppression.

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

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $19.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $154.9 million and cash totaling $178.8 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

Our Shielded Living Therapeutics Platform and Product Candidates

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

Our programs and most advanced clinical-stage and pre-clinical product candidates are outlined below:

Rare Blood Disorders

SIG-001 is our most advanced SLTx product candidate, and is an investigational therapy in development for the prevention of bleeding episodes in patients with moderate-severe to severe Hemophilia A. For this indication, we designed human cells to express high levels of hFVIII. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA in August 2019 and by the EMA in November 2020. In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which have been accepted by the MHRA and the FDA, respectively. Recently, we cleared amendments to our CTA and IND for SIG-001 with the MHRA and FDA, respectively, to incorporate planned manufacturing changes. We expect to complete enrollment of our Phase 1/2 clinical study of SIG-001 in Hemophilia A prior to the end of 2021.

Moreover, we are extending our reach within rare blood disorders. We are developing SIG-009 for patients with Factor VII deficiency and SIG-003 for patients with Hemophilia B.

Lysosomal Diseases

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

Endocrine and Other Chronic Diseases

SIG-002 is our product candidate designed to replace islet cells for the treatment of Type 1 Diabetes, or T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas, which results in insulin deficiency and dysregulation of glucose metabolism. In April 2018, we partnered with Lilly to develop cell therapies for the treatment of T1D, including SIG-002. We are currently working through the IND-enabling preclinical studies described above in collaboration with Lilly. Lilly is responsible for the clinical development of SIG-002, including the clinical development plan.

We are developing SIG-015 for patients with immune mediated diseases. We intend to apply the modularity of our SLTx platform to develop more product candidates and explore delivery of different molecules and alternative routes of administration.

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which would disrupt our clinical supply chain or the availability or cost of materials, and it may affect our ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. Within our laboratory facilities, we made several changes to our operations in response to COVID-19. This response included reducing our capacity in the labs, based on a rolling prioritization of critical experiments and other work, and performing all office-based work outside of the office. To help reduce the risk to our employees, we took other precautionary measures with respect to lab-based activities, including: shift based teams; mandatory wearing of masks and other personal protective equipment, or PPE; and deep cleaning of office, social distancing, occupancy limits, safety health checks and other preventive measures. In the second quarter of 2020, we initiated a phased reopening of our operations, restoring our lab-based capacity to 100%.

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

Additional information regarding the 2018 Lilly Agreement can be found in Note 8 to our financial statements in this Quarterly Report on Form 10-Q.

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our 2020 and 2019 Credit Facilities, we issued warrants to purchase Series A, Series B and Series B-1 convertible preferred stock, which subsequently converted to common stock in conjunction with the IPO. We classified these warrants as a liability on our balance sheet that we remeasure to fair value at each reporting date, and we recognize changes in the fair value of the warrant liability as a component of other income (expense) in our statements of operations and comprehensive loss. We recognized changes in the fair value of the warrant liability until the warrants became equity classified, which occurred when the warrants converted into warrants to purchase common stock.

Interest Income

Interest income consists of interest earned on our cash balances.

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan and security agreements as well as amortization of debt discount and deferred financing costs.

Other Expense

Other expense consists primarily of losses on the disposal of fixed assets, net foreign exchange losses and net sublease income from subleasing a portion of our facilities.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2021 or 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2021.

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue
Collaboration revenue (inclusive of $2,932 and $3,466 from a related party for the three months ended March 31, 2021 and 2020, respectively)	$2,958	$3,466	$(508)
Operating expenses:
Research and development	15,985	13,274	2,711
General and administrative	5,540	2,871	2,669
Total operating expenses	21,525	16,145	5,380
Loss from operations	(18,567)	(12,679)	(5,888)
Other income (expense):
Interest income	86	203	(117)
Interest expense	(488)	(208)	(280)
Other expense	(4)	(16)	12
Change in fair value of preferred stock warrant liability	—	(35)	35
Total other expense, net	(406)	(56)	(350)
Net loss and comprehensive loss	$(18,973)	$(12,735)	$(6,238)

Revenue

Revenue was $3.0 million for the three months ended March 31, 2021, compared to $3.5 million for the three months ended March 31, 2020. The decrease in revenue of $0.5 million was due to a decrease in collaboration revenue from the 2018 Lilly Agreement, primarily related to the research and development activities performed under this agreement. In June 2020 and September 2020, revised estimates of total costs to complete the activities under the 2018 Lilly Agreement were presented to the JRC, which considered our experiences to date and the impact this has on our expected future research and development activities to satisfy the Combined Performance Obligation. This resulted in an increase to total estimated costs expected to be incurred of $23.0 million. This increase in total estimated costs impacted both our estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse us if the costs exceed $47.5 million to complete the activities, and our input method used to recognize revenue, as this measure compares our cumulative costs incurred to our total estimated costs expected to be incurred. The transaction price for the Combined Performance Obligation increased by $17.9 million based on the allocation of total transaction price to each performance obligation under the 2018 Lilly Agreement. Additionally, the transaction price for the Phase 1 Supply performance obligation increased by $1.9 million. However, revenue recognized for the three months ended March 31, 2021, using the input measure, decreased as compared to revenue recognized for the three months ended March 31, 2020 as the percentage of costs incurred to total costs expected to be incurred decreased as a result of the increased total estimated costs.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$1,581	$2,311	$(730)
SIG‑002	2,616	2,089	527
SIG‑005	1,564	—	1,564
SIG‑007	695	—	695
Platform and pipeline development	4,460	4,881	(421)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	4,030	3,315	715
Facility related and other	1,039	678	361
Total research and development expenses	$15,985	$13,274	$2,711

Research and development expenses were $16.0 million for the three months ended March 31, 2021, compared to $13.3 million for three months ended March 31, 2020. The increase in research and development expenses was primarily related to ongoing pipeline development activities and advances in our SIG-005 and SIG-007 programs which received orphan drug designation in December 2020 and March 2021, respectively. Prior to December 31, 2020, the costs associated with SIG-005 and SIG-007 were included within platform and pipeline development. The increase of $0.5 million related to program SIG-002 was due to an increase in personnel related costs, external research costs and related lab supplies needed to further develop our Type 1 Diabetes program. Personnel expenses included stock-based compensation expense of $0.8 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. These increases in research and development were offset by decreases in our SIG-001 program. The decrease in SIG-001 of $0.7 million was due to timing of manufacturing activities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $5.5 million, compared to $2.9 million for the three months ended March 31, 2020. General and administrative expenses for the three months ended March 31, 2021 versus March 31, 2020 increased by $1.0 million as a result of the costs of operating as a publicly traded company. Personnel expenses increased by $1.1 million primarily as a result of the increase in headcount in our general and administrative function and increases in stock-based compensation. Stock-based compensation expense increased to $0.9 million from $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The remaining increase in general and administrative expenses of $0.2 million was primarily due to an increase in rent expense.

Other expense, net

Other expense primarily consists primarily of interest income, interest expense and the change in fair value of the preferred stock warrant liability. Other expense for the three months ended March 31, 2021 and 2020 was $0.4 million and

$0.1 million. The change was primarily due to the increase in interest expense on the outstanding borrowings under our 2020 Credit Facility and 2019 Credit Facility, a decrease in interest income on our invested cash balances and loss on the revaluation of the preferred stock warrant liability. The decrease in interest income was due to the decrease in interest rates during the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through March 31, 2021, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreements with Pacific Western Bank, as amended and restated, or the 2019 Credit Facility and Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of March 31, 2021, we had cash of $178.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(22,673)	$(15,202)
Net cash used in investing activities	(290)	(190)
Net cash (used in) provided by financing activities	(477)	27,066
Net increase in cash and restricted cash	$(23,440)	$11,674

Operating Activities

During the three months ended March 31, 2021, operating activities used $22.7 million of cash, primarily resulting from our net loss of $19.0 million and net cash used in changes in our operating assets and liabilities of $6.9 million, partially offset by non-cash charges of $3.2 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $2.9 million decrease in deferred revenue, a $2.3 million increase in prepaid expenses and other current assets, a $1.2 million decrease in lease liabilities and a $0.9 million decrease in accrued expenses and other current liabilities, partially offset by a $0.6 million increase in accounts payable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The increase in prepaid expenses and other current liabilities was the result of timing of payments for services. The decrease in lease liabilities was primarily due to payment of rent for our leased property.

During the three months ended March 31, 2020, operating activities used $15.2 million of cash, primarily resulting from our net loss of $12.7 million and net cash used in changes in our operating assets and liabilities of $4.1 million, partially offset by non-cash charges of $1.7 million. Net cash used in changes in our operating assets and liabilities for the months ended March 31, 2020 consisted primarily of a $3.3 million decrease in deferred revenue, a $1.0 million decrease in our lease liabilities, a $1.0 million increase in prepaid expenses and a $1.0 million decrease in accrued expenses and other current liabilities, partially offset by a $2.3 million increase in accounts payable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement.

Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0.3 million and $0.2 million, respectively, and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the three months ended March 31, 2021, net cash used $0.4 million. The cash used in financing activities consisted of $0.6 million for the payment of deferred offering costs associated with our initial public offering and was offset by $0.2 million that was provided from the exercise of common stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $27.1 million, consisting primarily of net proceeds of $26.9 million from our issuance of Series B preferred stock.

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

In September 2020, we entered into a loan and security agreement, or the 2020 Credit Facility, with Oxford Finance LLC, or Oxford, and paid off in full our borrowings under the 2019 Credit Facility with a portion of the proceeds from the 2020 Credit Facility. The 2020 Credit Facility provided for an initial term loan borrowing in an aggregate amount of $20.0 million. The Company elected to not borrow any additional eligible borrowings under the 2020 Credit Facility. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to the greater of 8.40% and the sum of U.S. Dollar LIBOR rate reported on the Wall Street Journal plus 8.23%.

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

As of March 31, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%. As of March 31, 2020, the interest rate applicable to borrowings under the 2019 Credit Facility was 5.0%. During the three months ended March 31, 2021 and 2020 the weighted average effective interest rate on outstanding borrowings was approximately 9.8% and 5.2%, respectively.

As of March 31, 2021, we were in compliance with all debt covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

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

Off-Balance Sheet Arrangements

During the periods presented in this Quarterly Report on Form 10-Q and as of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Since inception, we have incurred significant operating losses. Our net loss was $19.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $154.9 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate clinical trials for SIG-001, SIG-005 or any other product candidates;
•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	comply with regulatory requirements established by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•	conduct preclinical studies for our product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our SLTx platform;
•	hire additional research, development and manufacturing personnel;
•	continue to hire and retain clinical and commercial personnel;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash as of March 31, 2021 of $178.8 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into the fourth quarter of 2022. If we obtain marketing approval for SIG-001 or any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which have been accepted by the Medicines and Healthcare products Regulatory Agency, or MHRA, and the FDA, respectively. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could change their position, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We have initiated enrollment and dosed our first two patients for our multicenter Phase 1/2 clinical study of SIG-001 in Hemophilia A in the United Kingdom, which we plan to follow by the enrollment of patients in the United States. We also plan to submit an application to initiate this study in Germany, and, if this application is cleared, to open sites for this study in Germany. In addition, we may pursue studies for SIG-001 or our other product candidates in additional jurisdictions. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe with respect to our CTA application for SIG-001. In addition, we completed planned manufacturing changes for SIG-001 in the first quarter of 2021. We filed amendments to our CTA and IND with the MHRA and FDA, respectively, to incorporate these changes. These amendments were recently cleared by both the MHRA and the FDA.

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

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, SIG-005 for the treatment of mucopolysaccharidosis type 1, or MPS-1, SIG-007 for the treatment of Fabry disease and SIG-009 for the treatment of Factor VII Deficiency, or FVIID, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-001. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if SIG-001 fails in development as a result of any underlying problem with our SLTx platform, then we may be required to discontinue development of all of our product candidates. If we were required to discontinue development of SIG-001 or if SIG-001 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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

We source a critical raw material used in our sphere alginate from a single supplier. A limited supply of this raw material and other raw materials with a limited number of suppliers could cause production delays, clinical trial delays, substantial lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our SLTx platform, including our current supply of alginates. Any interruption in supply, diminution in quality of raw materials supplied to us or failure to procure such raw materials on commercially feasible terms, including as a result of the COVID-19 pandemic, could harm our business by delaying our clinical trials, impeding commercialization of potential approved products or increasing our costs.

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

Our reliance on third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with study protocol for the trial. Moreover, the FDA, the EMA, the MHRA and other regulatory authorities require us to comply with GCP requirements for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if Lilly or any of our other collaborators terminates its agreement with us, we may not receive any future research funding or milestones or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, 23,419,996 shares were restricted under securities laws or as a result of lock-up or other agreements entered into in connection with our initial public offering, but will be able to be sold beginning on June 2, 2021. In addition, employee stock options may be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements that will expire on June 1, 2021. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. For the fiscal year ended December 31, 2020, we were not required to make a formal assessment of the effectiveness of our internal controls over financial reporting. We intend to begin the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $13.1 million, were $131.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Description of document
3.1

Fifth Amended and Restated Certificate of Incorporation of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

3.2	Amended and Restated Bylaws of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
Date:	May 10, 2021

By:	/s/ Glenn Reicin
Glenn Reicin
Chief Financial Officer and Treasurer
Date:	May 10, 2021