Form 10-Q
period 2021-06-30
Sigilon Therapeutics, Inc.
filed 2021-08-10
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

As of July 31, 2021, there were 32,057,253 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Sigilon Therapeutics, Inc.

		Page
PART I - Financial Information
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market and Risk	34
Item 4.	Controls and Procedures	34
PART II - Other Information		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 3.	Defaults upon Senior Securities	94
Item 4.	Mine Safety Disclosures	95
Item 5.	Other Information	95
Item 6.	Exhibits	95
	Signatures	96

S

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our business may be adversely affected if the FDA does not lift the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or if the FDA or other regulators request additional preclinical studies or clinical trials for SIG-001 or other product candidates that cause significant delays in or end development of such programs.
●	We will need substantial additional funding to continue operations. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	We only have preliminary data from the patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	We reported a serious adverse event in the third patient dosed in our Phase 1/2 clinical trial of SIG-001. This or any other serious adverse events, undesirable side effects or unexpected characteristics caused by any of the product candidates we may develop, or the delivery modes we rely on to administer them, could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
●	If we are unable to obtain and maintain patent and other intellectual property protection for SIG-001, SIG-005 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.
●	A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001, SIG-005 or any other product candidates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the initiation, timing, enrollment, progress and results of our research and development programs, preclinical studies and clinical trials, including the resolution of the clinical hold on our Phase 1/2 clinical trial for SIG-001 in Hemophilia A, the timing and enrollment of our clinical trials for SIG-001 and SIG-005, our plans to dose additional patients in our clinical trials for SIG-001 and the submission of INDs or CTAs for our other product candidates;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our ability to leverage our initial programs to develop additional product candidates using the SLTx platform and our ability to leverage the modularity of our SLTx platform across our lysosomal disease programs;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	our ability to expand the target populations of our programs;
●	our ability to identify and enter into future license agreements and collaborations;
●	our ability to successfully scale our manufacturing capabilities; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$162,406	$202,229
Accounts receivable (inclusive of $63 and $63 from a related party at June 30, 2021 and December 31, 2020, respectively)	178	177
Prepaid expenses and other current assets	3,611	1,729
Restricted cash—current	75	75
Total current assets	166,270	204,210
Property and equipment, net	3,630	2,991
Right‑of‑use assets	14,928	16,731
Restricted cash	1,293	1,118
Total assets	$186,121	$225,050
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,661	$1,988
Accrued expenses and other current liabilities	8,693	7,892
Lease liabilities, current portion	5,075	5,361
Deferred revenue from related party, current portion	25,957	31,777
Total current liabilities	44,386	47,018
Deferred revenue from related party, net of current portion	272	—
Lease liability, net of current portion	10,279	11,893
Long‑term debt, net of discount	19,941	19,807
Other liabilities	176	176
Total liabilities	$75,054	$78,894
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at June 30, 2021 and December 31, 2020; 31,864,020 and 31,464,989 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	32	31
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid‑in capital	286,373	282,053
Accumulated deficit	(175,338)	(135,928)
Total stockholders’ equity	111,067	146,156
Total liabilities, convertible preferred stock and stockholders’ equity	$186,121	$225,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Collaboration revenue (inclusive of $2,662, $5,606, $1,951 and $5,417 from a related party for the three and six months ended June 30, 2021 and 2020, respectively)	$2,704	$1,951	$5,662	$5,417
Operating expenses:
Research and development	17,751	12,452	33,736	25,726
General and administrative	4,992	2,818	10,532	5,689
Total operating expenses	22,743	15,270	44,268	31,415
Loss from operations	(20,039)	(13,319)	(38,606)	(25,998)
Other income (expense), net:
Interest income	71	35	157	238
Interest expense	(494)	(196)	(982)	(404)
Other income (expense)	25	(11)	21	(27)
Change in fair value of preferred stock warrant liability	—	1	—	(34)
Total other expense, net	(398)	(171)	(804)	(227)
Net loss and comprehensive loss	$(20,437)	$(13,490)	$(39,410)	$(26,225)
Net loss per share attributable to common stockholders—basic and diluted	$(0.65)	$(2.54)	$(1.25)	$(5.09)
Weighted average common stock outstanding—basic and diluted	31,571,704	5,320,427	31,529,939	5,152,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred

Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except per share data)

							Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid‑In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	31,836,001	$90,206	5,221,628	$5	$3,553	$(81,320)	$(77,762)
Issuance of convertible preferred stock, net of issuance costs of $54	4,500,000	26,946	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	93,109	—	121	—	121
Stock‑based compensation expense	—	—	—	—	667	—	667
Net loss	—	—	—	—	—	(12,735)	(12,735)
Balances at March 31, 2020	36,336,001	117,152	5,314,737	5	4,341	(94,055)	(89,709)
Issuance of common stock upon exercise of stock options	—	—	21,817	—	26	—	26
Stock‑based compensation expense	—	—	—	—	696	—	696
Net loss	—	—	—	—	—	(13,490)	(13,490)
Payment of deferred offering costs	—	(3)	—	—	—	—	—
Balances at June 30, 2020	36,336,001	$117,149	5,336,554	$5	$5,063	$(107,545)	$(102,477)

Balances at December 31, 2020	—	$—	31,464,989	$31	$282,053	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	—	—	36,963	1	144	—	145
Stock‑based compensation expense	—	—	—	—	1,704	—	1,704
Net loss	—	—	—	—	—	(18,973)	(18,973)
Balances at March 31, 2021	—	$—	31,501,952	$32	$283,901	$(154,901)	$129,032
Issuance of common stock upon exercise of stock options	—	—	362,068	—	486	—	486
Stock‑based compensation expense	—	—	—	—	1,986	—	1,986
Net loss	—	—	—	—	—	(20,437)	(20,437)
Balances at June 30, 2021	—	$—	31,864,020	$32	$286,373	$(175,338)	$111,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(39,410)	$(26,225)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	510	410
Stock‑based compensation expense	3,690	1,363
Non‑cash lease expense	2,367	1,487
Non‑cash interest expense	134	11
Change in fair value of preferred stock warrant liability	—	34
Changes in operating assets and liabilities:
Accounts receivable	(1)	3
Prepaid expenses and other current assets	(1,882)	(1,589)
Accounts payable	3,046	624
Accrued expenses and other current liabilities	898	(933)
Other liabilities	—	105
Lease liabilities	(2,464)	(1,639)
Deferred revenue	(5,548)	(5,160)
Net cash used in operating activities	(38,660)	(31,509)
Cash flows from investing activities:
Purchase of property and equipment	(997)	(256)
Net cash used in investing activities	(997)	(256)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, including deemed dividend, net of issuance costs	—	26,943
Payments of deferred offering costs	(622)	(21)
Proceeds from the exercise of common stock options	631	146
Net cash provided by financing activities	9	27,068
Net increase in cash and restricted cash	(39,648)	(4,697)
Cash and restricted cash at beginning of period	203,422	76,645
Cash and restricted cash at end of period	$163,774	$71,948
Supplemental disclosure of cash flow information:
Cash paid for interest	$845	$392
Supplemental disclosures of noncash investing and financing activities:
Lease assets obtained in exchange for lease liabilities	$564	$1,183
Purchases of property and equipment included in accounts payable	$187	$76

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity (deficit) and cash flows as of and for the periods presented. The accompanying Condensed Balance Sheet as of December 31, 2020 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the 2020 Form 10-K and are updated, as necessary, in subsequent Form 10-Q filings.

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

From its inception through June 30, 2021, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $20.4 million and $39.4 million for the three and six months ended June 30, 2021, respectively, and $54.6 million for the year ended December 31, 2020. In addition, as of June 30, 2021, the Company had an accumulated deficit of $175.3 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash of $162.4 million as of June 30, 2021 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2021 and December 31, 2020, all of the Company’s accounts receivable were related to two customers. One of these receivables, which represented 35% and 36% of the Company’s total receivables as of June 30, 2021 and December 31, 2020, respectively, is related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8)

The Company is dependent on third-party manufacturers to supply certain products for research and development activities in its programs. The Company currently has a supplier of certain raw materials that would be considered a sole supplier. If the Company cannot access additional suppliers, its programs could be adversely affected by an interruption in the availability of these raw materials.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2021 and 2020.

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

3. Fair Value Measurements

As of June 30, 2021 and December 31, 2020 the Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis.

The carrying value of the Company’s long-term debt approximates its fair value at June, 30 2021 and December 31, 2020 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$5,408	$4,325
Leasehold improvements	60	60
Furniture and fixtures	620	620
Computers and software	96	30
	6,184	5,035
Less: Accumulated depreciation and amortization	(2,554)	(2,044)
Total property and equipment, net	$3,630	$2,991

Depreciation and amortization expense for the three and six months ended June 30, 2021 and 2020 was $0.3 million, $0.5 million, $0.2 million and $0.4 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Employee compensation and benefits	$3,334	$2,910
External research and development costs	4,284	3,584
Legal and professional fees	733	1,155
Other	342	243
Total accrued expenses and other current liabilities	$8,693	$7,892

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2020 Form 10-K.

As of June 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	20,000	20,000
Final debt payment liability	700	700
Debt discount, net of accretion	(759)	(893)
Long‑term debt, net of discount and current portion	$19,941	$19,807

As of June 30, 2021 and December 31, 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%.

The estimated future principal payments due were as follows (in thousands):

June 30,
2021
2021 (Remaining six months)	$—
2022	1,666
2023	6,667
2024	6,667
2025	5,000
$20,000

As of June 30, 2021, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2021, there were 614,649 shares available for issuance under the 2020 Employee Stock Purchase Plan and 2,078,500 shares available for issuance under the 2020 Equity Incentive Plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company prior to the initial public offering and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.05%	0.45%	0.72%	0.88%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.9	6.1	6.1	6.0
Expected volatility	78.09%	84.56%	78.34%	83.38%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2020:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2020	3,872,457	$4.98	7.5	$166,728
Options granted	1,160,236	34.99
Options cancelled	(575,616)	18.76
Options exercised	(399,031)	1.67
Balances at June 30, 2021	4,058,046	11.97	8.0	18,106
Vested and expected to vest at June 30, 2021	4,058,046	$11.97	8.0	$18,106
Exercisable at June 30, 2021	1,962,757	$4.28	7.2	$12,810

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2021 and 2020 were $3.6 million, $4.7 million, $0.2 million and $0.9 million, respectively. The weighted average grant date fair value of stock options during the three and six months ended June 30, 2021 and 2020 were $8.35, $23.56, $6.64 and $6.58, respectively.

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

The aggregate intrinsic value of restricted stock awards that vested during the six months ended June 30, 2020 was $2.6 million. There were no restricted stock awards that vested during the three and six months ended June 30, 2021 and the three months ended June 30, 2020. The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock.

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$871	$274	$1,710	$520
General and administrative	1,115	422	1,980	843
	$1,986	$696	$3,690	$1,363

As of June 30, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $24.3 million, which is expected to be recognized over a weighted average period of 3.3 years.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of June 30, 2021 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three months ended March 31, 2021, consistent with the Company’s presentation to the JRC, the Company revised the estimated timeline for the completion of certain activities under the 2018 Lilly Agreement. There was not a change in the timeline to completion during three months ended June 30, 2021.

During the three months and six months ended June 30, 2021 and 2020, the Company recognized $2.6 million, $5.5 million, $1.9 million and $5.2 million, respectively, of collaboration revenue. As of June 30, 2021 and December 31, 2020, the Company recorded as a contract liability deferred revenue of $26.2 million and $31.8 million, respectively, of which, $26.0 million and $31.8 million, respectively, were current liabilities in the accompanying balance sheet. As of June 30, 2021 and December 31, 2020 the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.75 years and 1.5 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred revenues at beginning of period	$28,859	$41,392	$31,777	$44,690
Revenues deferred during the period	—	—	—	—
Revenues recognized during the period	(2,630)	(1,862)	(5,548)	(5,160)
Deferred revenues at end of period	$26,229	$39,530	$26,229	$39,530

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

10. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(20,437)	$(13,490)	$(39,410)	$(26,225)
Net loss attributable to common stockholders	$(20,437)	$(13,490)	$(39,410)	$(26,225)
Denominator:
Weighted average common stock outstanding—basic and diluted	31,571,704	5,320,427	31,529,939	5,152,477
Net loss per share attributable to common stockholders—basic and diluted	$(0.65)	$(2.54)	$(1.25)	$(5.09)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series A Convertible preferred stock (as converted to common stock)	—	10,201,185	—	10,201,185
Series B Convertible preferred stock (as converted to common stock)	—	5,948,143	—	5,948,143
Warrants to purchase Series A‑1 convertible preferred stock (as converted to common stock)	—	37,036	—	37,036
Warrants to purchase Series B convertible preferred stock (as converted to common stock)	—	11,111	—	11,111
Warrants to purchase common stock	19,044	—	19,044	—
Stock options to purchase common stock	4,058,046	4,094,722	4,058,046	4,094,722
	4,077,090	20,292,197	4,077,090	20,292,197

11. Related Party Transactions

As described in Note 11 of the Company’s 2020 Form 10-K, the Company has a patent license agreement with MIT and issued 333,333 shares of its common stock to MIT as part of the consideration for this patent license. Through the completion of the Company’s initial public offering in December 2020, two members of the Company’s board of directors were employed by MIT. Subsequent to the initial public offering and until June 2021 one member of the Company’s board of directors was employed by MIT. The Company incurs charges for the use of certain MIT equipment and facilities. For the three and six months ended June 30, 2021 and 2020, the Company incurred expenses of $0.1 million, $0.1 million, $0.2 million and $0.4 million related to business with MIT, respectively.

The Company paid five of its co-founders, two of whom were members of the board of directors employed by MIT, $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, for ongoing consulting services. As of June 30, 2021 and December 31, 2020, there was $0 and less than $0.1 million recorded in accounts payable as due to these related parties, respectively.

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three and six months ended June 30, 2021 and 2020, the Company recognized $2.7 million, $5.6 million, $2.0 million and $5.4 million, respectively, of related party revenue associated with the Lilly collaboration agreements. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue related to the collaboration agreements with Lilly of $26.2 million and $31.8 million, respectively. At June 30, 2021 and December 31, 2020, the Company had $0.1 million of outstanding receivables with Lilly.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and the initial term ends on December 31, 2021 and shall automatically renew for successive one-month periods until either party terminates the agreement. Under this agreement, the Company recorded other income of $0.1 million and $0.2 million during the three and six months ended June 30, 2021. The Company received cash payments of $0.1 million and $0.2 million during the three months and six months ended June 30, 2021.

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

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $20.4 million and $39.4 million for the three months and six ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $175.3 million and cash totaling $162.4 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

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

Modularity, a key attribute of our SLTx platform, is comprised of three pillars: the cells, the sphere and the manufacturing process. In addition to the cells and the sphere described above, we have also spent significant time and resources over the last four years to create a state-of-the-art modular manufacturing platform for all potential product candidates developed using our cell and sphere components. This cost-effective manufacturing platform is designed to provide a true “off-the-shelf” product for patients. Furthermore, virtually all aspects of the platform, from raw materials to processing steps, are shared across our development programs, enabling a potentially streamlined path from discovery to clinical trials. With our modular platform, the only significant change among our internal product candidates is the expression cassette used in the cells, which we customize to express the desired therapeutic molecule. This modularity has created an efficient engine for generation of product candidates, allowing us to build a diverse pipeline.

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

Our programs and most advanced clinical-stage and pre-clinical product candidates are outlined below:

Rare Blood Disorders

SIG-001 is our most advanced SLTx product candidate, and is an investigational therapy in development for the prevention of bleeding episodes in patients with moderately severe to severe Hemophilia A. For this indication, we designed human cells to express high levels of FVIII. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA in August 2019 and by the EMA in November 2020. We initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical study of SIG 001 in Hemophilia A in the United Kingdom and United States. In July 2021, in light of a serious adverse event, or an SAE, reported in our Phase 1/2 study of SIG-001 in Hemophilia A, the FDA placed our study of SIG-001 on a clinical hold. While we continue to investigate the SAE, all three patients enrolled in this study will continue to be followed per study protocol with such data reviewed by the Safety Review Committee for SIG-001.

Moreover, we are extending our reach within rare blood disorders. We are developing SIG-009 for patients with Factor VII deficiency and SIG-003 for patients with Hemophilia B.

Lysosomal Diseases

SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector designed to express human a-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed for patients with a confirmed diagnosis of MPS-1 to treat the non-neurological manifestations of the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the FDA in December 2020. We have completed pre-IND and scientific advisory meetings with the FDA, MHRA and ANVISA. We submitted a Clinical Trial Application, or CTA, for SIG-005 in the United Kingdom and Brazil in the second and third quarters of 2021, respectively.

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

We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, the effects of any variants as new strains evolve, vaccination efforts, and the duration and intensity of the related effects.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	resolution of the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A;
●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidates, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2021 or 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021

Results of Operations

Comparison of the Three Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$2,704	$1,951	$753
Operating expenses:
Research and development	17,751	12,452	5,299
General and administrative	4,992	2,818	2,174
Total operating expenses	22,743	15,270	7,473
Loss from operations	(20,039)	(13,319)	(6,720)
Other income (expense):
Interest income	71	35	36
Interest expense	(494)	(196)	(298)
Other expense	25	(11)	36
Change in fair value of preferred stock warrant liability	—	1	(1)
Total other expense, net	(398)	(171)	(227)
Net loss and comprehensive loss	$(20,437)	$(13,490)	$(6,947)

Revenue

Revenue was $2.7 million for the three months ended June 30, 2021, compared to $2.0 million for the three months ended June 30, 2020. The increase in revenue of $0.7 million was due to an increase in collaboration revenue from our collaboration agreement with Lilly, primarily related to the research and development activities performed under this agreement. In June 2020, a revised estimate of total costs to complete the activities under the 2018 Lilly Agreement was presented to the JRC, which considered an extension in the expected timeline to complete the research and development activities and anticipated increased material costs given our experiences to date. This resulted in an increase to total estimated costs expected to be incurred of $11.7 million. This increase in total estimated costs impacted both our estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse us for the costs in excess of $47.5 million to complete the activities, and our input method used to recognize revenue, as this measure compares our cumulative costs incurred to our total estimated costs expected to be incurred. The transaction price for the Combined Performance Obligation increased by $10.6 million based on the allocation of total transaction price to each performance obligation under the 2018 Lilly Agreement. The remainder of the increase to total estimated costs was allocated to the transaction price for the Phase 1 Supply performance obligation. As a result, revenue recognized for the three months ended June 30, 2020, using the input measure, was lower as compared to revenue recognized for the three months ended June 30, 2021 as the percentage of costs incurred to total costs expected to be incurred decreased as a result of the increased total estimated costs.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$1,545	$2,014	$(469)
SIG‑002	2,137	2,771	(634)
SIG‑005	1,777	—	1,777
SIG‑007	938	—	938
Platform and pipeline development	5,876	4,082	1,794
Unallocated expenses
Personnel expenses (including stock‑based compensation)	4,370	2,988	1,382
Facility related and other	1,108	597	511
Total research and development expenses	$17,751	$12,452	$5,299

Research and development expenses were $17.8 million for the three months ended June 30, 2021, compared to $12.5 million for three months ended June 30, 2020. The increase in research and development expenses was primarily related to ongoing platform and pipeline development activities and advances in our SIG-005 and SIG-007 programs which received orphan drug designation in December 2020 and March 2021, respectively. Prior to December 31, 2020, the costs associated with SIG-005 and SIG-007 were included within platform and pipeline development. Platform and pipeline development increased primarily due to further development of device and delivery engineering for our platform, which was partially offset by SIG-005 and SIG-007 being presented separately. Personnel expenses increased by $1.4 million primarily as a result of the increase in headcount in our research and development function and increases in stock-based compensation. Stock-based compensation expense increased to $0.9 million from $0.3 million for the three months ended June 30, 2021 and 2020, respectively. These increases in research and development were offset by decreases in our SIG-001 and SIG-002 programs. The decrease in SIG-001 of $0.5 million was due to timing of manufacturing activities. The decrease of $0.6 million related to program SIG-002 was due the revision of the estimated timeline for the completion of certain activities under the 2018 Lilly Agreement during the first quarter of 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $5.0 million, compared to $2.8 million for the three months ended June 30, 2020. General and administrative expenses for the three months ended June 30, 2021 versus June 30, 2020 increased by $0.8 million as a result of the costs of operating as a publicly traded company. Personnel expenses increased by $1.0 million primarily as a result of the increase in headcount in our general and administrative function and increases in stock-based compensation. Stock-based compensation expense increased to $1.1 million from $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The remaining increase in general and administrative expenses of $0.1 million was primarily due to an increase in rent expense.

Other expense, net

Other expense, net, for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively. The increase was primarily due to the increase in interest expense on the outstanding borrowings under our 2020 Credit Facility and 2019 Credit Facility. This increase was partially offset by an increase in interest income.

Comparison of the Six Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$5,662	$5,417	$245
Operating expenses:
Research and development	33,736	25,726	8,010
General and administrative	10,532	5,689	4,843
Total operating expenses	44,268	31,415	12,853
Loss from operations	(38,606)	(25,998)	(12,608)
Other income (expense):
Interest income	157	238	(81)
Interest expense	(982)	(404)	(578)
Other expense	21	(27)	48
Change in fair value of preferred stock warrant liability	—	(34)	34
Total other expense, net	(804)	(227)	(577)
Net loss and comprehensive loss	$(39,410)	$(26,225)	$(13,185)

Revenue

Revenue was $5.7 million for the six months ended June 30, 2021, compared to $5.4 million for the six months ended June 30, 2020. The increase in revenue of $0.3 million was due to an increase in collaboration revenue from our collaboration agreement with Lilly, primarily related to the research and development activities performed under this agreement. In June 2020, a revised estimate of total costs to complete the activities under the 2018 Lilly Agreement was presented to the JRC, which considered an extension in the expected timeline to complete the research and development activities and anticipated increased material costs given our experiences to date. This resulted in an increase to total estimated costs expected to be incurred of $11.7 million. This increase in total estimated costs impacted both our estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse us for the costs in excess of $47.5 million to complete the activities, and our input method used to recognize revenue, as this measure compares our cumulative costs incurred to our total estimated costs expected to be incurred. The transaction price for the Combined Performance Obligation increased by $10.6 million based on the allocation of total transaction price to each performance obligation under the 2018 Lilly Agreement. The remainder of the increase to total estimated costs was allocated to the transaction price for the Phase 1 Supply performance obligation. As a result, revenue recognized for the six months ended June 30, 2020, using the input measure, was lower as compared to revenue recognized for the six months ended June 30, 2021 as the percentage of costs incurred to total costs expected to be incurred decreased as a result of the increased total estimated costs.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$3,126	$4,325	$(1,199)
SIG‑002	4,753	4,860	(107)
SIG‑005	3,341	—	3,341
SIG‑007	1,633	—	1,633
Platform and pipeline development	10,336	8,963	1,373
Unallocated expenses
Personnel expenses (including stock‑based compensation)	8,400	6,303	2,097
Facility related and other	2,147	1,275	872
Total research and development expenses	$33,736	$25,726	$8,010

Research and development expenses were $33.7 million for the six months ended June 30, 2021, compared to $25.7 million for six months ended June 30, 2020. The increase in research and development expenses was primarily related to ongoing platform and pipeline development activities and advances in our SIG-005 and SIG-007 programs which received orphan drug designation in December 2020 and March 2021, respectively. Prior to December 31, 2020, the costs associated with SIG-005 and SIG-007 were included within platform and pipeline development. Platform and pipeline development increased primarily due to further development of device and delivery engineering for our platform, which was partially offset by SIG-005 and SIG-007 being presented separately. Personnel expenses increased by $2.1 million primarily as a result of the increase in headcount in our research and development function and increases in stock-based compensation. Stock-based compensation expense increased to $1.7 million from $0.5 million for the six months ended June 30, 2021 and 2020, respectively. Facility related and other increased to $2.1 million from $1.3 million primarily due to an increase in rent expense. These increases in research and development were offset by decreases in our SIG-001 program. The decrease in SIG-001 of $1.2 million was due to timing of manufacturing activities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $10.5 million, compared to $5.7 million for the six months ended June 30, 2020. General and administrative expenses for the six months ended June 30, 2021 versus June 30, 2020 increased by $1.7 million as a result of the costs of operating as a publicly traded company. Personnel expenses increased by $2.2 million primarily as a result of the increase in headcount in our general and administrative function and increases in stock-based compensation. Stock-based compensation expense increased to $2.0 million from $0.8 million for the six months ended June 30, 2021 and 2020, respectively. The remaining increase in general and administrative expenses was due to an increase of $0.5 million for professional costs and $0.3 million in increased rent expense.

Other expense, net

Other expense, net, for the six months ended June 30, 2021 and 2020 was $0.8 million and $0.2 million, respectively. The change was primarily due to the increase in interest expense on the outstanding borrowings under our 2020 Credit Facility and 2019 Credit Facility and a decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through June 30, 2021, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreements with Pacific Western Bank, as amended and restated, or the 2019 Credit Facility and Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of June 30, 2021, we had cash of $162.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(38,660)	$(31,509)
Net cash used in investing activities	(997)	(256)
Net cash provided by financing activities	9	27,068
Net increase in cash and restricted cash	$(39,648)	$(4,697)

Operating Activities

During the six months ended June 30, 2021, operating activities used $38.7 million of cash, primarily resulting from our net loss of $39.4 million and net cash used in changes in our operating assets and liabilities of $6.0 million, partially offset by non-cash charges of $6.7 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $5.5 million decrease in deferred revenue, a $2.5 million decrease in lease liabilities and a $1.9 million increase in prepaid expenses and other current assets, partially offset by a $3.0 million increase in accounts payable and a $0.9 million increase in accrued expenses and other current liabilities. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The increases in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The increase in accounts payables and accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property.

During the six months ended June 30, 2020, operating activities used $31.5 million of cash, primarily resulting from our net loss of $26.2 million and net cash used in changes in our operating assets and liabilities of $8.6 million, partially offset by non-cash charges of $3.3 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $5.2 million decrease in deferred revenue, a $1.6 million decrease in lease liabilities, a $1.6 million increase in prepaid expenses and other current assets and a $0.9 million decrease in accrued expenses and other current liabilities, partially offset by a $0.6 million increase in accounts payable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in accrued expenses and other current liabilities and increase in accounts payable were primarily due to the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $1.0 million and $0.3 million, respectively, and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was less than $0.1 million. The cash provided by financing activities consisted of $0.6 million of proceeds from the exercise of common stock options and was offset by $0.6 million for the payment of deferred offering costs associated with our initial public offering.

During the six months ended June 30, 2020, net cash provided by financing activities was $27.1 million, consisting primarily of net proceeds of $26.9 million from our issuance of Series B preferred stock.

Loan and security agreement

In January 2018, we entered into a loan and security agreement or the 2018 Credit Facility, with Pacific Western Bank. The 2018 Credit Facility initially provided for borrowings of up to $5.0 million under one term loan, as well as additional borrowings of up to an aggregate maximum of $5.0 million under one or more additional term loans. Under the 2018 Credit Facility, we borrowed $5.0 million in January 2018 and an additional $5.0 million in February 2019. Borrowings under the 2018 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.0%, and were repayable in monthly interest-only payments through August 2019 and in equal monthly payments of principal plus accrued interest from September 2019 until the maturity date in February 2022.

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

As of June 30, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%. As of June 30, 2020, the interest rate applicable to borrowings under the 2019 Credit Facility was 5.0%.

As of June 30, 2021, we were in compliance with all covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of continuing to improve our SLTx platform;
●	the costs of our investigation of the SAE reported in our Phase 1/2 clinical trial for SIG-001 in Hemophilia A and the costs of additional pre-clinical or clinical studies as may be requested by the FDA;
●	the timing of resolution of the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of SIG-001, SIG-005 or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-001, SIG-005 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies; and
●	the costs of operating as a public company.

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

Off-Balance Sheet Arrangements

During the periods presented in this Quarterly Report on Form 10-Q and as of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $20.4 million and $39.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $175.3 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•

investigate the SAE reported in our Phase 1/2 clinical trial for SIG-001 and respond to any FDA inquiries related to this event, including any requests for additional pre-clinical or clinical studies of SIG-001;

•	resume our clinical development of SIG-001, if and when the FDA’s clinical hold is lifted;
•	initiate clinical trials for SIG-005 or any other product candidates;
•	continue our current research programs and our preclinical development of product candidates from our current research programs;

•	seek to identify additional research programs and additional product candidates;
•	comply with regulatory requirements established by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•	conduct preclinical studies for our product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our SLTx platform;
•	hire additional research, development and manufacturing personnel;
•	continue to hire and retain clinical and commercial personnel;
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

We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must, either directly or through collaborators, develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently in the preclinical testing stages for all of our research programs other than SIG-001 and SIG-005. Because of the numerous risks and uncertainties associated with developing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash as of June 30, 2021 of $162.4 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into the fourth quarter of 2022. If we obtain marketing approval for SIG-001 or SIG-005 any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•

the costs of our investigation of the SAE reported in our Phase 1/2 clinical trial for SIG-001 in Hemophilia A and the costs of additional pre-clinical or clinical studies as may be requested by the FDA;

•	the timing of resolution of the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A;
•	the costs of continuing to develop our SLTx platform;
•	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
•	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•	the costs, timing, and outcome of regulatory reviews associated with SIG-001, SIG-005 or any other product candidates;
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-001, SIG-005 or any other product candidates for which we receive regulatory approval;

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets could make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements and any future collaboration agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for SIG-001, SIG-005 and our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to SIG-001, SIG-005 or any other product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our current and future product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•	respond to FDA informational requests related to the clinical hold of our Phase 1/2 clinical trial for SIG-001 in Hemophilia A;
•

complete research and preclinical and clinical development of our current and future product candidates, including addressing any additional clinical holds that may be placed on our development activities by regulatory authorities;

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

Risks Related to Preclinical and Clinical Development of Our Technologies

Our business may be adversely affected if the FDA does not lift the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or if the FDA requests additional preclinical studies or clinical trials for SIG-001 or other product candidates that cause significant delays in or end development of such programs.

In July 2021, the FDA placed the Phase 1/2 clinical trial of SIG-001 on a clinical hold following a reported SAE. One patient in this study developed inhibitors to Factor VIII (FVIII). Among other things, the FDA has requested additional information or data on factors potentially contributing to the development of inhibitors in this patient, such as family history and immune stimulation from a recent vaccination, as well as follow-up data relating to FVIII inhibitor and activity levels. We have halted enrollment in our Phase 1/2 clinical trial until the clinical hold is lifted by the FDA. We plan to work closely with the FDA and other regulatory agencies to address the clinical hold. The FDA may not lift the clinical hold in a timely manner, or at all, and, if it fails to do so, our development timeline and our business would be adversely affected.

The FDA may not allow us to pursue further development of SIG-001 as planned, or at all. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns even after the clinical hold is lifted, additional preclinical studies or clinical trials involving SIG-001 or other product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such instance, our progress in the development of SIG-001 and other product candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

In addition, we may not be able to obtain institutional review board committee, or IRB, or safety review committee approvals for our Phase 1/2 clinical trial for SIG-001 in Hemophilia A as a result of the clinical hold, the development of inhibitors to FVIII and any related risks or changes to the risk-benefit profile of SIG-001, which could further delay our ability to open new trial sites and enroll patients into this clinical trial, if and when the full clinical hold is lifted. Any inability to continue or complete our clinical trial of SIG-001 in a timely manner, as a result of the clinical hold or otherwise, will delay or terminate our clinical development plans for SIG-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for SIG-001 and other product candidates. Delays in the completion of any clinical trial of SIG-001, our lead product candidate, SIG-005 or any other product candidate will increase our costs, delay our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of SIG-001, SIG-005 or our other product candidates.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates using on our SLTx platform. We have not yet commenced clinical trials for any product candidate other than SIG-001. Because most of our programs are in the research or preclinical stage, we have not yet been able to assess safety, tolerability or efficacy of our product candidates in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. For example, in July 2021, the FDA placed a clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A. If the FDA does not lift the clinical hold or if we are unable to proceed with this study for other reasons, we will not be able to evaluate or fully evaluate the safety, tolerability and efficacy of SIG-001. Additionally, our research programs may fail to identify product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

We are early in our development efforts and have focused our research and development efforts to date on select indications, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. Lysosomal diseases are characterized as a set of rare inherited metabolic disorders that affect the function of the lysosome. We have initiated our first-in-human trial for SIG-001, which has been placed on clinical hold by the FDA. We have completed Investigational New Drug, or IND, enabling, studies for one of our other product candidates, SIG-005, and we are conducting IND-enabling studies for three of our other product candidates, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all. Our future success depends heavily on the successful development of our product candidates.

We have not submitted INDs to the FDA or similar filings to any other regulatory agency for any product candidate other than SIG-001 and SIG-005. We have invested substantially all of our efforts and financial resources in building our SLTx platform, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which have been accepted by the Medicines and Healthcare products Regulatory Agency, or MHRA, and the FDA, respectively. We have initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical study of SIG 001 in Hemophilia A in the United Kingdom and United States. In July 2021, the FDA placed a clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, in light of a reported SAE. The FDA has requested additional information or data on factors potentially contributing to the development of inhibitors in this patient, such as family history and immune stimulation from a recent vaccination. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could change their position, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect for SIG-001, SIG-005 and other product candidates. We may pursue studies for SIG-001 or our other product candidates in additional jurisdictions. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe with respect to our CTA application for SIG-001.

Commercialization of our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many factors, including the following:

•	our ability to respond to FDA informational requests related to the clinical hold of our Phase 1/2 clinical trial for SIG-001 in Hemophilia A;
•	our ability to resume our clinical development of SIG-001, if and when the FDA’s clinical hold is lifted;
•	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND or CTA submission;
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

We currently have only one clinical stage product candidate, SIG-001. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, SIG-005 for the treatment of mucopolysaccharidosis type 1, or MPS-1, SIG-007 for the treatment of Fabry disease and SIG-009 for the treatment of Factor VII Deficiency, or FVIID, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-001. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if SIG-001 fails in development as a result of any underlying problem with our SLTx platform, then we may be required to discontinue development of all of our product candidates. For example, if the FDA does not lift the clinical hold on our Phase 1/2 clinical trial for SIG-001 in Hemophilia A, we may not be able to continue development of SIG-001 or our other product candidates. If we were required to discontinue or delay development of SIG-001 or if SIG-001 or other product candidates were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

We only have preliminary data from patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.

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

We have not yet initiated clinical trials for any product candidate other than SIG-001, and to date, we have not generated clinical trial results other than preliminary data from the first three patients dosed with SIG-001. At the initial dose levels tested in the first two patients, our results to date have shown low-to-mid single digit activity levels of FVIII. The third patient enrolled in this study, who received the highest dose of study drug, developed inhibitors to FVIII. As a result of this reported SAE, the FDA placed a clinical hold on our Phase 1/2 clinical trial for SIG-001 in Hemophilia A. If the clinical hold for this trial is not lifted, we will not able to generate additional clinical trial results from this clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. SIG-001 and other product candidates may fail to demonstrate sufficient safety and efficacy levels. In addition, even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in earlier stage clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development and clinical holds that may be imposed on our clinical trials. Any such adverse events may cause us to delay, limit, or terminate current or planned clinical trials, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

We reported a serious adverse event in the third patient dosed in our Phase 1/2 clinical trial of SIG-001. This or any other serious adverse events, undesirable side effects or unexpected characteristics caused by any of the product candidates we may develop, or the delivery modes we rely on to administer them, could delay or prevent regulatory approval of the product candidates, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

We are currently evaluating only one product candidate, SIG-001, in human clinical trials. Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be SAEs in addition to the SAE reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, or undesirable side effects related to either component of our product candidates.

If the FDA does not lift the clinical hold for our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or any other product candidates we develop are associated with serious adverse events, undesirable side effects, or unexpected characteristics or the risk-benefit profile of such products is adversely impacted, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for rare blood disorders, lysosomal diseases, endocrine and other chronic disorders have later been found to cause side effects that prevented further clinical development of the product candidates.

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

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with any of our current and future product candidates that are viewed to outweigh their potential benefits, and related clinical holds;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit or sufficient benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

Identifying and qualifying patients to participate in clinical trials of SIG-001, SIG-005 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our most advanced programs. For example, the severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide and the incidence of FVIID is estimated to be between one in 300,000 and one in 500,000, worldwide. The approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology or cell therapy, engineered cell therapy or encapsulated cell therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of SIG-001, SIG-005 or any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Furthermore, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point.

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

•	ability to obtain and maintain patient informed consent;
•	risk that enrolled patients will drop out before completion of the trial;
•	eligibility and exclusion criteria for the trial in question;
•	perceived risks and benefits of the product candidate under trial, including perceived additional risks as a result of any clinical holds;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., outbreak of COVID-19).

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

Enrollment delays in our clinical trials may result in increased development costs for SIG-001, SIG-005 or any other product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate clinical trials for SIG-001, SIG-005 or our other product candidates, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SIG-001, SIG-005 or any other product candidate in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if SIG-001, SIG-005 and any other product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contraindications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for SIG-001, SIG-005 or any other product candidates and materially adversely affect our business, financial condition, results of operations, and prospects.

To date, we have not submitted a biologics license application, or BLA, or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. Marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of SIG-001, SIG-005 or any other product candidates in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. To date, we only have preliminary data from patients dosed with SIG-001. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent SIG-001, SIG-005 or any other product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell SIG-001, SIG-005 or any other product candidates in the European Union, or the EU, and other foreign jurisdictions, including the United Kingdom, we or our third-party collaborators must obtain separate marketing approvals (a single one for the EU and a separate one for the United Kingdom, albeit potentially under a 67 day process following a positive CHMP opinion from the EU) and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and/or clinical trials. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize SIG-001, SIG-005 or any other product candidates, if approved, and adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Industry and Future Commercialization

Even if SIG-001, SIG-005 or any other product candidate receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of SIG-001, SIG-005 or any other product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if SIG-001, SIG-005 or any other product candidate receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

Even if SIG-001, SIG-005 or any other product candidates are approved, such products may not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.

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

Factors that may inhibit our efforts to commercialize SIG-001, SIG-005 or any other product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•	the inability of sales personnel to obtain access to physicians to discuss our product candidates;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	restricted or closed distribution channels that make it difficult to distribute SIG-001, SIG-005 or any other product candidates to segments of the patient population;
•	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any product we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize SIG-001, SIG-005 or any other product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products we may develop.

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

Our commercial opportunity may also be reduced or limited if we or our partners are unable to manufacture large cryopreserved lots of our products candidates in a fully automated encapsulation system efficiently. Additionally, technologies developed by our competitors may render our product candidates, or our future developments, uneconomical or obsolete, and we may not be successful in marketing SIG-001, SIG-005 or any other product candidates against competitors.

In addition, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for SIG-001, SIG-005 or any other product candidates. Further, intellectual property protection for human cell lines, including the engineered cell components of our product candidates are dynamic and rapidly evolving. The scope of intellectual property protection for the human cell line(s) used in our platform may be limited, and our commercial opportunity may be reduced or limited if our competitors are able to acquire or develop the same or similar cell lines.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern pricing, and reimbursement for new medicines vary widely from country to country. Outside the United States, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop, even if SIG-001, SIG-005 or any other product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities, government healthcare programs, private health plans, and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that drug companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved product candidates, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA, the EMA or other regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any product candidate will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new product candidates, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product candidate and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost therapies or medicines and may be incorporated into existing payments for other services. Net prices for product candidates may be reduced by mandatory discounts or rebates required for government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved product candidates we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.

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

Due to the novel nature of our technologies and the potential for SIG-001, SIG-005 or any other product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.

If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to SIG-001, SIG-005 or any other product candidates (e.g., for administration of our product candidate to patients)

is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell SIG-001, SIG-005 or any other product candidates. In addition, we may need to develop new reimbursement models in order to realize adequate value.

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

We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of SIG-001, SIG-005 or any other product candidates will be paid by government authorities, private health plans, and other third-party payors. Payors may not be willing to pay high prices for a single administration. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Moreover, the downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new product candidates such as ours. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell SIG-001, SIG-005 or any other product candidates will be harmed.

If the market opportunities for SIG-001, SIG-005 or any other product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.

We focus certain research and product development pipelines and our product candidates on treatments for rare diseases including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, the severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide and the incidence of FVIID is estimated to be between one in 300,000 and one in 500,000, worldwide. The approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with SIG-001, SIG-005 or our other product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. Given the nature of biologics manufacturing and the cell therapy products used in our early-stage programs, such as the Phase 1/2 clinical trial of SIG-001 that incorporates fresh, rather than cryopreserved, cells, there is a risk of contamination during manufacturing. For example, given the aseptic controls required for the manufacture of our product candidates, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such contamination could materially harm our ability to produce product candidates on schedule and could delay our development programs and results of operations and cause reputational damage. We cannot assure you that any such issues relating to the manufacture of SIG-001, SIG-005 or any other product candidate will not occur in the future or that significant delays would not occur as a result of any such issue.

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

In order to conduct clinical studies of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical studies of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We are currently evaluating which third-party manufactures to engage for scale-up to commercial supply of our product candidates, including SIG-001 and SIG-005. If we are unable to obtain or maintain third-party manufacturing for commercial supply of product candidates, or to do so on commercially reasonable terms, or if we are unable to develop our own manufacturing capabilities, we may not be able to develop and commercialize our product candidates successfully.

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

Furthermore, there has been extensive patenting activity in the fields of engineered cell therapy and encapsulated cell therapy, and pharmaceutical companies, biotechnology companies, and academic institutions are competing with us or are expected to compete with us in the field of cell therapy and filing patent applications potentially relevant to our business. Thus, there may be third-party patent applications, currently pending or filed in the future, that, if issued, may relate to our SLTx platform or product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for SIG-001, SIG-005 or any other product candidates. We may also require licenses from third parties for certain technologies related to preexisting cell therapies to be incorporated in our SLTx platform.

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

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell SIG-001, SIG-005 or any other product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our SLTx platform technologies and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

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

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or SLTx platform technologies. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize SIG-001, SIG-005 or any other product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing SIG-001, SIG-005 or any other product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our SLTx platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

Out operations and arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, some of which will apply only if and when we market a product, include the following:

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

•

the so-called “federal sunshine” law under the Affordable Care Act, which requires pharmaceutical companies to monitor and report certain financial interactions with certain healthcare providers as well as ownership and investment interests held by physicians and their immediate family members to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public; and

•

analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize SIG-001, SIG-005 or any other product candidates and affect the prices we, or they, may obtain.

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

In the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act and the ongoing efforts to modify or repeal that legislation. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. The Affordable Care Act has been subject to modification and additional modifications may occur. There are, and may continue to be, judicial challenges. Other health care reform efforts beyond the Affordable Care Act, including efforts related to drug coverage and pricing, have been ongoing. See “Government Regulation—Healthcare and Other Reform.” We cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, challenges or the failure to succeed in preclinical or clinical trials, including due to the clinical trial hold on SIG-001, or applications for marketing approval, may make it more challenging to recruit and retain qualified personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001, SIG-005 or any other product candidates.

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

In addition, the patient populations that SIG-001, SIG-005 or any other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the COVID-19 pandemic has to patient enrollment or treatment or the execution of SIG-001, SIG-005 or any other product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results. Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for SIG-001, SIG-005 and any other product candidates in geographies which are currently being affected by the COVID-19 pandemic. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect future enrollment in the clinical trials of SIG-001, SIG-005 or any other product candidates, as well as our business generally, include:

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

We are now operating at full capacity; however, we cannot presently predict the scope and severity of any potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business, financial condition, results of operation or prospects. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize SIG-001, SIG-005 or any other product candidates.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, which could result in substantial losses for investors.

Our share price has been and may continue to be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive product candidates or technologies;
•	the timing and results of preclinical studies for any product candidates that we may develop;
•	failure or discontinuation of any of our product development and research programs;
•	developments with respect to the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A patients;
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “—A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001, SIG-005 or any other product candidates.” A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

3.2	Amended and Restated Bylaws of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

10.1*	Consulting Agreement between Sigilon Therapeutics, Inc. and Devyn Smith, dated April 26, 2021

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal executive officer and principal financial officer)
Date:	August 10, 2021