Form 10-Q
period 2021-09-30
Sigilon Therapeutics, Inc.
filed 2021-11-10
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, there were 32,309,309 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Sigilon Therapeutics, Inc.

		Page
PART I - Financial Information
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market and Risk	35
Item 4.	Controls and Procedures	35
PART II - Other Information		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 3.	Defaults upon Senior Securities	96
Item 4.	Mine Safety Disclosures	96
Item 5.	Other Information	96
Item 6.	Exhibits	96
	Signatures	98

S

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our business may be adversely affected if the FDA does not lift the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or if the FDA or other regulatory agencies request additional preclinical studies or clinical trials for SIG-001 or other product candidates that cause significant delays in or end development of such programs.
●	We will need substantial additional funding to continue operations. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize or eliminate our research and product development programs or future commercialization efforts.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	We only have preliminary data from the patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	We reported a serious adverse event in the third patient dosed in our Phase 1/2 clinical trial of SIG-001. This or any other serious adverse events, undesirable side effects or unexpected characteristics caused by any of the product candidates we may develop, or the delivery modes we rely on to administer them, could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
●	If we are unable to obtain and maintain patent and other intellectual property protection for SIG-001, SIG-005 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.
●	A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-001, SIG-005 or any other product candidates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the initiation, timing, enrollment, progress and results of our research and development programs, preclinical studies and clinical trials, including the resolution of the clinical hold on our Phase 1/2 clinical trial for SIG-001 in Hemophilia A, the timing and enrollment of our clinical trials for SIG-001 and SIG-005, our plans to dose additional patients in our clinical trials for SIG-001 and the submission of INDs or CTAs for our other product candidates;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our ability to leverage our initial programs to develop additional product candidates using the SLTx platform and our ability to leverage the modularity of our SLTx platform across our lysosomal disease programs;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	our ability to treat, identify or otherwise expand or access the target populations of our programs;
●	our ability to identify and enter into future license agreements and collaborations;
●	our ability to successfully scale our manufacturing capabilities and, at scale, achieve the targeted cost of goods; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$140,393	$202,229
Accounts receivable (inclusive of $27 and $63 from a related party at September 30, 2021 and December 31, 2020, respectively)	27	177
Prepaid expenses and other current assets	3,531	1,729
Restricted cash—current	75	75
Total current assets	144,026	204,210
Property and equipment, net	3,910	2,991
Right‑of‑use assets	14,568	16,731
Restricted cash	1,293	1,118
Total assets	$163,797	$225,050
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,226	$1,988
Accrued expenses and other current liabilities	7,657	7,892
Lease liabilities, current portion	5,673	5,361
Deferred revenue from related party	24,310	31,777
Total current liabilities	40,866	47,018
Lease liability, net of current portion	9,442	11,893
Long‑term debt, net of discount	20,009	19,807
Other liabilities	176	176
Total liabilities	$70,493	$78,894
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at September 30, 2021 and December 31, 2020; 32,201,338 and 31,464,989 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	32	31
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid‑in capital	288,766	282,053
Accumulated deficit	(195,494)	(135,928)
Total stockholders’ equity	93,304	146,156
Total liabilities, convertible preferred stock and stockholders’ equity	$163,797	$225,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Collaboration revenue (inclusive of $1,947, $7,550, $4,201 and $9,618 from a related party for the three and nine months ended September 30, 2021 and 2020, respectively)	$1,947	$4,201	$7,609	$9,618
Operating expenses:
Research and development	16,645	13,425	50,381	39,151
General and administrative	5,041	3,334	15,572	9,023
Total operating expenses	21,686	16,759	65,953	48,174
Loss from operations	(19,739)	(12,558)	(58,344)	(38,556)
Other income (expense), net:
Interest income	56	30	212	268
Interest expense	(499)	(293)	(1,481)	(697)
Other income (expense)	26	(20)	47	(47)
Change in fair value of preferred stock warrant liability	—	(10)	—	(44)
Loss on extinguishment of debt	—	(343)	—	(343)
Total other expense, net	(417)	(636)	(1,222)	(863)
Net loss and comprehensive loss	$(20,156)	$(13,194)	$(59,566)	$(39,419)
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(2.47)	$(1.88)	$(7.56)
Weighted average common stock outstanding—basic and diluted	32,055,551	5,338,177	31,707,068	5,214,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred

Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

							Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid‑In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	31,836,001	$90,206	5,221,628	$5	$3,553	$(81,320)	$(77,762)
Issuance of convertible preferred stock, net of issuance costs of $54	4,500,000	26,946	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	93,109	—	121	—	121
Stock‑based compensation expense	—	—	—	—	667	—	667
Net loss	—	—	—	—	—	(12,735)	(12,735)
Balances at March 31, 2020	36,336,001	117,152	5,314,737	5	4,341	(94,055)	(89,709)
Issuance of common stock upon exercise of stock options	—	—	21,817	—	26	—	26
Stock‑based compensation expense	—	—	—	—	696	—	696
Net loss	—	—	—	—	—	(13,490)	(13,490)
Payment of deferred offering costs	—	(3)	—	—	—	—	—
Balances at June 30, 2020	36,336,001	$117,149	5,336,554	$5	$5,063	$(107,545)	$(102,477)
Issuance of common stock upon exercise of stock options	—	—	4,536	—	17	—	17
Stock‑based compensation expense	—	—	—	—	734	—	734
Net loss	—	—	—	—	—	(13,194)	(13,194)
Balances at September 30, 2020	36,336,001	$117,149	5,341,090	$5	$5,814	$(120,739)	$(114,920)

							Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid‑In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	—	$—	31,464,989	$31	$282,053	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	—	—	36,963	1	144	—	145
Stock‑based compensation expense	—	—	—	—	1,704	—	1,704
Net loss	—	—	—	—	—	(18,973)	(18,973)
Balances at March 31, 2021	—	$—	31,501,952	$32	$283,901	$(154,901)	$129,032
Issuance of common stock upon exercise of stock options	—	—	362,068	—	486	—	486
Stock‑based compensation expense	—	—	—	—	1,986	—	1,986
Net loss	—	—	—	—	—	(20,437)	(20,437)
Balances at June 30, 2021	—	$—	31,864,020	$32	$286,373	$(175,338)	$111,067
Issuance of common stock upon exercise of stock options	—	—	337,318	—	888	—	888
Stock‑based compensation expense	—	—	—	—	1,505	—	1,505
Net loss	—	—	—	—	—	(20,156)	(20,156)
Balances at September 30, 2021	—	$—	32,201,338	$32	$288,766	$(195,494)	$93,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(59,566)	$(39,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	816	628
Stock‑based compensation expense	5,195	2,097
Non‑cash lease expense	3,562	2,141
Non‑cash interest expense	202	36
Loss on debt extinguishment	—	343
Change in fair value of preferred stock warrant liability	—	44
Changes in operating assets and liabilities:
Accounts receivable	150	69
Prepaid expenses and other current assets	(1,802)	(183)
Accounts payable	1,560	(1,304)
Accrued expenses and other current liabilities	(138)	2,253
Other liabilities	—	233
Lease liabilities	(3,538)	(2,156)
Deferred revenue	(7,467)	(9,307)
Net cash used in operating activities	(61,026)	(44,525)
Cash flows from investing activities:
Purchase of property and equipment	(1,532)	(477)
Net cash used in investing activities	(1,532)	(477)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, including deemed dividend, net of issuance costs	—	26,943
Payments of deferred offering costs	(622)	(19)
Proceeds from long term debt	—	19,788
Debt repayment	—	(15,000)
Payment of debt extinguishment fees	—	(226)
Proceeds from the exercise of common stock options	1,519	164
Net cash provided by financing activities	897	31,650
Net decrease in cash and restricted cash	(61,661)	(13,352)
Cash and restricted cash at beginning of period	203,422	76,645
Cash and restricted cash at end of period	$141,761	$63,293
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,274	$659
Supplemental disclosures of noncash investing and financing activities:
Lease assets obtained in exchange for lease liabilities	$1,399	$1,183
Deferred offering costs included in accounts payable	$622	$1,542
Issuance of preferred stock warrant in connection with loan and security agreement	$—	$69
Purchases of property and equipment included in accounts payable	$238	$75

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity (deficit) and cash flows as of and for the periods presented. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

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

From its inception through September 30, 2021, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $20.2 million and $59.6 million for the three and nine months ended September 30, 2021, respectively, and $54.6 million for the year ended December 31, 2020. In addition, as of September 30, 2021, the Company had an accumulated deficit of $195.5 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash of $140.4 million as of September 30, 2021 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for the Company’s Phase 1/2 clinical trials, including third-party manufacturing and logistics providers, which would disrupt its clinical supply chain or the availability or cost of materials, and it may affect the Company’s ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2021 and December 31, 2020, all of the Company’s accounts receivable were related to one and two customers, respectively. As of September 30, 2021 and December 31, 2020, 100% and 36%, respectively, of the Company’s total receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8).

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if contract modifications are made on or before December 31, 2022. The amendments in this update are effective for all entities as of March 12, 2020 and do not apply to contract modifications made, and hedging relationships entered into or evaluated, after December 31, 2022. The Company is currently evaluating the potential impact ASU 2020-04 may have on its financial statements.

3. Fair Value Measurements

As of September 30, 2021 and December 31, 2020 the Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis.

The carrying value of the Company’s long-term debt approximates its fair value at September, 30 2021 and December 31, 2020 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$5,940	$4,325
Leasehold improvements	78	60
Furniture and fixtures	620	620
Computers and software	132	30
	6,770	5,035
Less: Accumulated depreciation and amortization	(2,860)	(2,044)
Total property and equipment, net	$3,910	$2,991

Depreciation and amortization expense for the three and nine months ended September 30, 2021 and 2020 was $0.3 million, $0.8 million, $0.2 million and $0.6 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Employee compensation and benefits	$2,852	$2,910
External research and development costs	3,932	3,584
Legal and professional fees	514	1,155
Other	359	243
Total accrued expenses and other current liabilities	$7,657	$7,892

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2020 Form 10-K.

As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	20,000	20,000
Final debt payment liability	700	700
Debt discount, net of accretion	(691)	(893)
Long‑term debt, net of discount and current portion	$20,009	$19,807

As of September 30, 2021 and December 31, 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%.

The estimated future principal payments due were as follows (in thousands):

September 30,
2021
2021 (Remaining three months)	$—
2022	1,666
2023	6,667
2024	6,667
2025	5,000
$20,000

As of September 30, 2021, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2021, there were 614,649 shares available for issuance under the 2020 Employee Stock Purchase Plan and 2,015,877 shares available for issuance under the 2020 Equity Incentive Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.96%	0.42%	0.76%	0.42%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.1	6.0
Expected volatility	78.36%	86.06%	78.34%	86.06%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2020:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2020	3,872,457	$4.98	7.5	$166,728
Options granted	1,387,086	30.61
Options cancelled	(1,004,343)	18.58
Options exercised	(736,349)	2.06
Balances at September 30, 2021	3,518,851	11.81	7.9	3,795
Vested and expected to vest at September 30, 2021	3,518,851	$11.81	7.9	$3,795
Exercisable at September 30, 2021	1,711,131	$4.47	7.0	$2,963

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2021 and 2020 were $1.1 million, $5.8 million, less than $0.1 million and $1.0 million, respectively. The weighted average grant date fair value of stock options during the three and nine months ended September 30, 2021 and 2020 were $8.22, $30.61, $7.11 and $6.69, respectively.

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

The aggregate intrinsic value of restricted stock awards that vested during the nine months ended September 30, 2020 was $2.6 million. There were no restricted stock awards that vested during the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock. During the three and nine months ended September 30, 2021, the Company granted 264,500 restricted stock units, at a weighted average grant-date fair value of $5.65. The Company did not grant restricted stock units during the three and nine months ended September 30, 2020. No restricted stock units vested during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there were 264,500 unvested restricted stock units and as of December 31, 2020, there were no unvested restricted stock units outstanding.

The stock-based compensation expense related to restricted stock units was less than $0.1 million for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $1.5 million, which is expected to be recognized over the remaining average vesting period of 3.0 years.

Stock-based Compensation Expense

Stock-based compensation expense related to stock options, restricted stock awards and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$318	$319	$2,028	$839
General and administrative	1,187	415	3,167	1,258
	$1,505	$734	$5,195	$2,097

As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards and units was $20.9 million, which is expected to be recognized over a weighted average period of 3.1 years.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of September 30, 2021 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the nine months ended September 30, 2021, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the nine months ended September 30, 2021, there has been an increase to the total estimated costs expected to be incurred of $8.8 million verse the estimate as of December 31, 2020. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the three and nine months ended September 30, 2021, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $5.2 million and $8.0 million, respectively, and the Phase 1 supply performance obligation increased by $0.5 million and $0.8 million, respectively.

During the three months and nine months ended September 30, 2021 and 2020, the Company recognized $1.9 million, $7.5 million, $4.1 million and $9.3 million, respectively, of collaboration revenue. As of September 30, 2021 and December 31, 2020, the Company recorded as a contract liability deferred revenue of $24.3 million and $31.8 million, respectively, all of which were classified as current liabilities in the accompanying balance sheet. As of September 30, 2021 and December 31, 2020, the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.75 years and 1.5 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Deferred revenues at beginning of period	$26,229	$39,530	$31,777	$44,690
Revenues deferred during the period	—	—	—	—
Revenues recognized during the period	(1,919)	(4,147)	(7,467)	(9,307)
Deferred revenues at end of period	$24,310	$35,383	$24,310	$35,383

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

10. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(20,156)	$(13,194)	$(59,566)	$(39,419)
Net loss attributable to common stockholders	$(20,156)	$(13,194)	$(59,566)	$(39,419)
Denominator:
Weighted average common stock outstanding—basic and diluted	32,055,551	5,338,177	31,707,068	5,214,818
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(2.47)	$(1.88)	$(7.56)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series A Convertible preferred stock (as converted to common stock)	—	10,201,185	—	10,201,185
Series B Convertible preferred stock (as converted to common stock)	—	5,948,143	—	5,948,143
Warrants to purchase Series A‑1 convertible preferred stock (as converted to common stock)	—	37,036	—	37,036
Warrants to purchase Series B convertible preferred stock (as converted to common stock)	—	33,331	—	33,331
Warrants to purchase common stock	19,044	—	19,044	—
Stock options to purchase common stock	3,783,351	4,109,728	3,783,351	4,109,728
Shares issuable under the ESPP	16,891	—	16,891	—
Unvested restricted stock	264,500	—	264,500	—
	4,083,786	20,329,423	4,083,786	20,329,423

11. Related Party Transactions

As described in Note 11 of the Company’s 2020 Form 10-K, the Company has a patent license agreement with MIT and issued 333,333 shares of its common stock to MIT as part of the consideration for this patent license. Through the completion of the Company’s initial public offering in December 2020, two members of the Company’s board of directors were employed by MIT. Subsequent to the initial public offering and until June 2021 one member of the Company’s board of directors was employed by MIT. The Company incurs charges for the use of certain MIT equipment and facilities. For the three and nine months ended September 30, 2021 and 2020, the Company incurred expenses of less than $0.1 million, $0.2 million, $0.1 million and $0.4 million related to business with MIT, respectively.

The Company paid five of its co-founders, two of whom were members of the board of directors employed by MIT, $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, for ongoing consulting services. As of September 30, 2021 and December 31, 2020, there was $0 and less than $0.1 million recorded in accounts payable as due to these related parties, respectively.

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three and nine months ended September 30, 2021 and 2020, the Company recognized $1.9 million, $7.6 million, $4.1 million and $9.3 million, respectively, of related party revenue associated with Lilly collaboration agreements. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue related to the collaboration agreements with Lilly of $24.0 million and $31.8 million, respectively. At September 30, 2021 and December 31, 2020, the Company had less than $0.1 million and $0.1 million of outstanding receivables with Lilly, respectively.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and the initial term ends on December 31, 2021 and shall automatically renew for successive one-month periods until either party terminates the agreement. Under this agreement, the Company recorded other income of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021. The Company received cash payments of $0.1 million and $0.3 million during the three months and nine months ended September 30, 2021.

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

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $20.2 million and $59.6 million for the three months and nine ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $195.5 million and cash totaling $140.4 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

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

Our programs and most advanced clinical-stage and pre-clinical product candidates are outlined below:

Rare Blood Disorders

SIG-001 is our most advanced SLTx product candidate, and is an investigational therapy in development for the prevention of bleeding episodes in patients with moderately severe to severe Hemophilia A. For this indication, we designed human cells to express high levels of FVIII. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA in August 2019 and by the EMA in November 2020. We initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical study of SIG-001 in Hemophilia A in the United Kingdom and United States. In July 2021, in light of a serious adverse event, or an SAE, reported in our Phase 1/2 study of SIG-001 in Hemophilia A, the FDA placed our study of SIG-001 on a clinical hold. While we continue to investigate the SAE, all three patients enrolled in this study will continue to be followed per study protocol with such data reviewed by the Safety Review Committee for SIG-001.

Moreover, we are extending our reach within rare blood disorders. We are developing SIG-009 for patients with Factor VII deficiency and SIG-003 for patients with Hemophilia B.

Lysosomal Diseases

SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector designed to express human a-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed for patients with a confirmed diagnosis of MPS-1 to treat the non-neurological manifestations of the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the FDA in December 2020 and by the European Commission in October 2021. We have completed pre-IND and scientific advisory meetings with the FDA, MHRA and ANVISA. We received a Clinical Trial Application, or CTA, acceptance, for SIG-005 in the United Kingdom and submitted a CTA in Brazil in the third quarter of 2021.

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

We are also developing product candidates for patients with immune mediated diseases. We intend to apply the modularity of our SLTx platform to develop more product candidates and explore delivery of different molecules and alternative routes of administration.

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trials, including third-party manufacturing and logistics providers, which would disrupt our clinical supply chain or the availability or cost of materials, and it may affect our ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our platform and product candidates. We expense research and development costs as incurred, which include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, other related costs for those employees involved in research and development efforts;
●	expenses incurred in connection with the clinical and preclinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors, and CROs;
●	the cost of raw materials and developing and scaling our manufacturing process and manufacturing product candidates for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors, and CMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2021 or 2020.

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

Comparison of the Three Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$1,947	$4,201	$(2,254)
Operating expenses:
Research and development	16,645	13,425	3,220
General and administrative	5,041	3,334	1,707
Total operating expenses	21,686	16,759	4,927
Loss from operations	(19,739)	(12,558)	(7,181)
Other income (expense):
Interest income	56	30	26
Interest expense	(499)	(293)	(206)
Other income (expense)	26	(20)	46
Change in fair value of preferred stock warrant liability	—	(10)	10
Loss on extinguishment of debt	—	(343)	(343)
Total other expense, net	(417)	(636)	(467)
Net loss and comprehensive loss	$(20,156)	$(13,194)	$(7,648)

Revenue

Revenue was $1.9 million for the three months ended September 30, 2021, compared to $4.2 million for the three months ended September 30, 2020. The decrease in revenue of $2.3 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. The Company recognizes revenue under the 2018 Lilly Agreement based on the input method and as the costs incurred decreased from the three months ended September 30, 2020 to the three months ended September 30, 2021 the income recognized also decreased.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$2,747	$2,534	$213
SIG‑002	1,886	4,806	(2,920)
SIG‑005	2,532	—	2,532
SIG‑007	626	—	626
Platform and pipeline development	3,965	2,506	1,459
Unallocated expenses
Personnel expenses (including stock‑based compensation)	3,735	2,946	789
Facility related and other	1,154	633	521
Total research and development expenses	$16,645	$13,425	$3,220

Research and development expenses were $16.6 million for the three months ended September 30, 2021, compared to $13.4 million for three months ended September 30, 2020. The increase in research and development expenses was primarily related to ongoing platform and pipeline development activities, advances in our SIG-005 and SIG-007 programs which received initial orphan drug designation in December 2020 and March 2021, respectively, personnel- related expenses and facility related costs. Prior to December 31, 2020, the costs associated with SIG-005 and SIG-007 were included within platform and pipeline development. Platform and pipeline development increased primarily due to further development of device and delivery engineering for our platform, which was partially offset by SIG-005 and SIG-007 being presented separately. Personnel expenses increased by $0.8 million primarily as a result of the increase in headcount in our research and development function. The increase in facility related and other expenses was primarily due to an increase in rent expense. These increases in research and development were offset by decreases in our SIG-002 programs. The decrease of $2.9 million related to program SIG-002 was due to timing of costs incurred under the 2018 Lilly Agreement.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $5.0 million, compared to $3.3 million for the three months ended September 30, 2020. General and administrative expenses for the three months ended September 30, 2021 versus September 30, 2020 increased by $1.7 million as a result of the costs of employee expenses and operating as a publicly traded company. Personnel expenses increased by $1.2 million primarily as a result of the increase in headcount in our general and administrative function and increases in stock-based compensation. Stock-based compensation expense increased to $1.2 million from $0.4 million for the three months ended September 30, 2021 and 2020, respectively. In December 2020 we became a publicly traded company and as a result we incurred costs during the three months ended September 30, 2021 related to expansion of our personnel and internal infrastructure to support our operations as a public company.

Other expense, net

Other expense, net, for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.6 million, respectively. The increase was primarily due to the increase in interest expense on the outstanding borrowings under our 2020 Credit Facility and 2019 Credit Facility. This increase was partially offset by an increase in interest income.

Comparison of the Nine Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$7,609	$9,618	$(2,009)
Operating expenses:
Research and development	50,381	39,151	11,230
General and administrative	15,572	9,023	6,549
Total operating expenses	65,953	48,174	17,779
Loss from operations	(58,344)	(38,556)	(19,788)
Other income (expense):
Interest income	212	268	(56)
Interest expense	(1,481)	(697)	(784)
Other income (expense)	47	(47)	94
Change in fair value of preferred stock warrant liability	—	(44)	44
Loss on extinguishment of debt	—	(343)	343
Total other expense, net	(1,222)	(863)	(359)
Net loss and comprehensive loss	$(59,566)	$(39,419)	$(20,147)

Revenue

Revenue was $7.6 million for the nine months ended September 30, 2021, compared to $9.6 million for the nine months ended September 30, 2020. The decrease in revenue of $2.0 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. The Company recognizes revenue under the 2018 Lilly Agreement based on the input method and as the costs incurred decreased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 the income recognized also decreased.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$5,873	$6,859	$(986)
SIG‑002	6,639	9,666	(3,027)
SIG‑005	5,873	—	5,873
SIG‑007	2,259	—	2,259
Platform and pipeline development	14,301	11,469	2,832
Unallocated expenses
Personnel expenses (including stock‑based compensation)	12,135	9,249	2,886
Facility related and other	3,301	1,908	1,393
Total research and development expenses	$50,381	$39,151	$11,230

Research and development expenses were $50.4 million for the nine months ended September 30, 2021, compared to $39.2 million for nine months ended September 30, 2020. The increase in research and development expenses was primarily related to ongoing platform and pipeline development activities, advances in our SIG-005 and SIG-007 programs which received initial orphan drug designation in December 2020 and March 2021, respectively, personnel expenses and facility related costs. Prior to December 31, 2020, the costs associated with SIG-005 and SIG-007 were included within platform and pipeline development. Platform and pipeline development increased primarily due to further development of device and delivery engineering for our platform, which was partially offset by SIG-005 and SIG-007 being presented separately. Personnel expenses increased by $2.9 million primarily as a result of the increase in headcount in our research and development function and increases in stock-based compensation. Stock-based compensation expense increased to $2.0 million from $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. Facility related and other increased to $3.3 million from $1.9 million primarily due to an increase in rent expense. These increases in research and development were offset by decreases in our SIG-001 and SIG-002 programs. The decrease in SIG-001 was due to timing of manufacturing activities, partially offset by clinical research activities. The decrease of $3.0 million related to program SIG-002 was due to timing of costs incurred under the 2018 Lilly Agreement.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $15.6 million, compared to $9.0 million for the nine months ended September 30, 2020. General and administrative expenses for the nine months ended September 30, 2021 versus September 30, 2020 increased by $6.6 million as a result of the costs of employee related expenses, operating as a publicly traded company and facility costs. Personnel expenses increased by $3.3 million primarily as a result of the increase in headcount in our general and administrative function and increases in stock-based compensation. Stock-based compensation expense increased to $3.2 million from $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. In December 2020 we became a publicly traded company and as a result we incurred costs during the nine months ended September 30, 2021 related to expansion of our personnel and internal infrastructure to support our operations as a public company. The remaining increase in general and administrative expenses was primarily due to an increase of $0.3 million in rent expense.

Other expense, net

Other expense, net, for the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.9 million, respectively. The change was primarily due to the increase in interest expense on the outstanding borrowings under our 2020 Credit Facility and 2019 Credit Facility and a decrease in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through September 30, 2021, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreements with Pacific Western Bank, as amended and restated, or the 2019 Credit Facility and Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of September 30, 2021, we had cash of $140.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(61,026)	$(44,525)
Net cash used in investing activities	(1,532)	(477)
Net cash provided by financing activities	897	31,650
Net decrease in cash and restricted cash	$(61,661)	$(13,352)

Operating Activities

During the nine months ended September 30, 2021, operating activities used $61.0 million of cash, primarily resulting from our net loss of $59.6 million and net cash used in changes in our operating assets and liabilities of $11.2 million, partially offset by non-cash charges of $9.8 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $7.5 million decrease in deferred revenue, a $3.5 million decrease in lease liabilities, and a $0.1 million decrease in accrued expenses and other current liabilities, partially offset by a $1.6 million increase in accounts payable and a $1.8 million increase in prepaid expenses and other current assets. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decreases in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The increase in accounts payables and decrease of accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The decrease in accounts receivable was the result of timing of collections.

During the nine months ended September 30, 2020, operating activities used $44.5 million of cash, primarily resulting from our net loss of $39.4 million and net cash used in changes in our operating assets and liabilities of $10.4 million, partially offset by non-cash charges of $5.3 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $9.3 million decrease in deferred revenue, a $2.2 million decrease in lease liabilities and a $1.3 million decrease in accounts payable, partially offset by a $2.3 million increase in accrued expenses and other current liabilities. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The increase in accrued expenses and other current liabilities and decrease in accounts payable were primarily due to the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $1.5 million and $0.5 million, respectively, and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $1.5 million and consisted of the proceeds from the exercise of common stock options, which was offset by the payment of deferred offering costs associated with our initial public offering of $0.6 million.

During the nine months ended September 30, 2020, net cash provided by financing activities was $31.7 million, consisting primarily of net proceeds of $26.9 million from our issuance of Series B preferred stock and borrowing of $19.8 million from the issuance of debt from our 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility.

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

As of September 30, 2021 and September 30, 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%.

As of September 30, 2021, we were in compliance with all covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

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

We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Off-Balance Sheet Arrangements

During the periods presented in this Quarterly Report on Form 10-Q and as of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $20.2 million and $59.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $195.5 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•

investigate the serious adverse event, or SAE, reported in our Phase 1/2 clinical trial for SIG-001 and respond to any FDA inquiries related to this event, including any requests for additional pre-clinical or clinical studies of SIG-001;

●	the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if we are asked to pay for such treatments;
•	resume our clinical development of SIG-001, if and when the FDA’s clinical hold is lifted;
•	initiate clinical trials for SIG-005 or any other product candidates;
•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	comply with regulatory requirements established by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•	conduct preclinical studies for our product candidates;
•	seek marketing approvals for any of our product candidates;

•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our SLTx platform;
•	hire additional research, development and manufacturing personnel;
•	continue to hire and retain clinical and commercial personnel;
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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash as of September 30, 2021 of $140.4 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into the first quarter of 2023. If we obtain marketing approval for SIG-001 or SIG-005 any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

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

●	the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if and when we are asked to pay for such treatments;
•	the timing of resolution of the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A;
•	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes;
•	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
•	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•	the costs, timing, and outcome of regulatory reviews associated with SIG-001, SIG-005 or any other product candidates;
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

LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and reforms. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

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

Risks Related to Preclinical and Clinical Development of Our Technologies

Our business may be adversely affected if the FDA does not lift the clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or if the FDA or other regulatory agencies request additional preclinical studies or clinical trials for SIG-001 or other product candidates that cause significant delays in or end development of such programs.

In July 2021, the FDA placed the Phase 1/2 clinical trial of SIG-001 on a clinical hold following a reported SAE. One patient in this study developed inhibitors to Factor VIII (FVIII). Among other things, the FDA has requested additional information or data on factors potentially contributing to the development of inhibitors in this patient, such as family history and immune stimulation from a recent vaccination, as well as follow-up data relating to FVIII inhibitor and activity levels. We have halted enrollment in our Phase 1/2 clinical trial until the clinical hold is lifted by the FDA. We plan to work closely with the FDA and other regulatory agencies to investigate and address the clinical hold. The FDA may not lift the clinical hold in a timely manner, or at all, and, if it fails to do so, our development timeline and our business would be adversely affected.

The FDA may not allow us to pursue further development of SIG-001 as planned, or at all, if we cannot demonstrate an acceptable risk-benefit profile for this investigational therapy. Further, if the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns even after the clinical hold is lifted, additional preclinical studies or clinical trials involving SIG-001, SIG-005 or other product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such instance, our progress in the development of SIG-001, and other product candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates using on our SLTx platform. We have not yet commenced clinical trials for any product candidate other than SIG-001. Because most of our programs are in the research or preclinical stage, we have not yet been able to assess safety, tolerability or efficacy of our product candidates in humans, and there may be effects from treatment with any of our current or future product candidates that we cannot predict at this time. For example, in July 2021, the FDA placed a clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A. If the FDA does not lift the clinical hold or if we are unable to proceed with this study for other reasons, we will not be able to evaluate or fully evaluate the safety, tolerability and efficacy of SIG-001. In connection with our investigation, we may also determine that changes to our platform, including our cells, spheres or manufacturing processes, are needed that may be difficult, costly, or timing-consuming to implement or complete. Additionally, our research programs may fail to identify product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture or dose, unmarketable, or unlikely to receive marketing approval.

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

We are early in our development efforts and have focused our research and development efforts to date on select indications, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. Lysosomal diseases are characterized as a set of rare inherited metabolic disorders that affect the function of the lysosome. We have initiated our first-in-human trial for SIG-001, which has been placed on clinical hold by the FDA. We have completed Investigational New Drug, or IND, enabling studies for one of our other product candidates, SIG-005 and we are conducting IND-enabling studies for three of our other product candidates, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all. Our future success depends heavily on the successful development of our product candidates.

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

In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which have been accepted by the Medicines and Healthcare products Regulatory Agency, or MHRA, and the FDA, respectively. We have initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical study of SIG-001 in Hemophilia A in the United Kingdom and United States. In July 2021, the FDA placed a clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, in light of a reported SAE. The FDA has requested additional information or data on factors potentially contributing to the development of inhibitors in this patient, such as family history and immune stimulation from a recent vaccination. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could change their position, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect for SIG-001, SIG-005 and other product candidates. In September 2021, we announced that the MHRA accepted the CTA for our multicenter Phase 1/2 clinical study of SIG-005 in Mucopolysaccharidosis Type I (MPS-1). We also filed a CTA with Brazil and plan to submit an IND to the FDA. We may pursue studies for SIG-001, SIG-005 or our other product candidates in additional jurisdictions, where we will be subject to equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe.

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

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, SIG-005 for the treatment of MPS-1, SIG-007 for the treatment of Fabry disease and SIG-009 for the treatment of Factor VII Deficiency, or FVIID, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-001. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if SIG-001 fails in development as a result of any underlying problem with our SLTx platform, then we may be required to discontinue development of all of our product candidates. For example, if the FDA does not lift the clinical hold on our Phase 1/2 clinical trial for SIG-001 in Hemophilia A, or if our investigation results in changes to our SLTx platform, including our cells, spheres or manufacturing processes, we may not be able to continue development of SIG-001, SIG-002, SIG-005 or our other product candidates. If we were required to discontinue or delay development of SIG-001 or if SIG-001, SIG-002, SIG-005 or other product candidates were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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

There is a high failure rate for drugs and biologics proceeding through clinical trials. SIG-001, SIG-005 and other product candidates may fail to demonstrate sufficient safety and efficacy levels. In addition, even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

If the FDA does not lift the clinical hold for our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or any other product candidates we develop are associated with serious adverse events, undesirable side effects, or unexpected characteristics or the risk-benefit profile of such products is adversely impacted, we may need to abandon or modify their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for rare blood disorders, lysosomal diseases, endocrine and other chronic disorders have later been found to cause side effects that prevented further clinical development of the product candidates.

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

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of new or recurring serious adverse events associated with any of our current and future product candidates that are viewed to outweigh their potential benefits, and related clinical holds;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the duration of the COVID-19 pandemic may lead to an increase in the frequency at which our patient population receives vaccines against the COVID-19 virus or other common viruses, which could result in disqualification from our current or future clinical trials and lead to delay in the development of our product candidates. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit or sufficient benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

Product development costs will also increase if we or our collaborators experience delays in clinical trials or other testing or in obtaining marketing approvals. We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays, including those caused by the COVID-19 pandemic or similar events (including new strains of the COVID-19 virus and the potential impact of availability of COVID-19 vaccines on our eligible patient population for enrollment in our clinical trials), also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any product candidates we may develop, any of which may harm our business, financial condition, results of operations, and prospects.

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

Identifying and qualifying patients to participate in clinical trials of SIG-001, SIG-005 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our most advanced programs. For example, the severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide and the incidence of FVIID is estimated to be between one in 300,000 and one in 500,000, worldwide. The approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. In addition, the number of patients eligible to enroll in our clinical trials may turn out to be lower than expected if certain patient populations such as pediatric subpopulations are not eligible to participate in our clinical trials.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contraindications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop, including claims that are necessary for certain patient populations such as pediatric patients. Any of the foregoing scenarios could materially harm the commercial prospects for SIG-001, SIG-005 or any other product candidates and materially adversely affect our business, financial condition, results of operations, and prospects.

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

We focus certain research and product development pipelines and our product candidates on treatments for rare diseases including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, the severe or moderate Hemophilia A patient population is estimated to be approximately 10,000 patients in the United States and approximately 95,000 worldwide and the incidence of FVIID is estimated to be between one in 300,000 and one in 500,000, worldwide. The approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with SIG-001, SIG-005 or our other product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. In addition, the number of patients with these diseases who have the potential to benefit from treatment may turn out to be lower than expected if we are unable to treat certain patient populations such as pediatric subpopulations.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. A similar regulatory scheme governs approval of orphan product candidates by the EMA in the EU and by the MHRA in the United Kingdom, save that in the United Kingdom there is no premarketing authorization designation. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA in August 2019 and by the EMA in November 2020. We were granted Orphan Drug designations by the FDA and EMA for SIG-005 for the treatment of MPS-1 in December 2020 and October 2021, respectively, and by the FDA for SIG-007 for the treatment of Fabry disease in March 2021. However, we may not be able to obtain orphan drug designation for our other product candidates, and previously granted orphan drug designations may be revoked. Any product candidates we may develop for prevalent diseases, such as diabetes, will not be eligible to receive orphan drug designation. A separate application will have to be made in the United Kingdom at the time of the marketing authorization application and in which we might not be successful.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and recently observed increases in employee attrition and turnover in our industry. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, challenges or the failure to succeed in preclinical or clinical trials, including due to the clinical trial hold on SIG-001, or applications for marketing approval, may make it more challenging to recruit and retain qualified personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2021, we had 115 full-time employees and, in connection with the growth and advancement of our pipeline and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The COVID-19 pandemic has also impacted, and may continue to impact, our third-party suppliers and manufacturers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials used to conduct our research and development activities, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our product candidates. We and our CMOs and CROs may also face challenges recruiting and retaining critical employees due to the high turnover rate of such employees during the COVID-19 pandemic. For example, similar to other biotechnology companies, we experienced increased rates of voluntary turnover as the demand for such employees has increased during the COVID-19 pandemic.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. For the fiscal year ended December 31, 2020, we were not required to make a formal assessment of the effectiveness of our internal controls over financial reporting. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

10.1*++	Fifth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated September 17, 2021

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
++	Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal executive officer and principal financial officer)
Date:	November 10, 2021