Form 10-K
period 2021-12-31
Sigilon Therapeutics, Inc.
filed 2022-03-14
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $230,150,013, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Select Market reported for such date.

As of March 1, 2022, there were 32,360,728 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement that will be filed for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III.

S

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the initiation, timing, enrollment, progress and results of our research and development programs, preclinical studies and clinical trials, the timing and enrollment of our clinical trial for SIG-005 and the submission or approval of INDs or CTAs for our other product candidates;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our plan to develop next generation product candidates designed to penetrate the blood brain barrier;
●	our ability to leverage our initial programs to develop additional product candidates using the SLTx platform and our ability to leverage the modularity of our SLTx platform across our lysosomal disease programs;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	our ability to treat, identify or otherwise expand or access the target populations of our programs;
●	our ability to identify and enter into future license agreements and collaborations;
●	our ability to successfully scale our manufacturing capabilities and, at scale, achieve the targeted cost of goods; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.
●	The results of our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or a failure of SIG-005 in clinical development could adversely affect our business and may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	We only have preliminary data from the patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be SAEs in addition to the SAE reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.
●	If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for SIG-001, SIG-005 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.

PART I

Item 1.  BUSINESS

As used in this Annual Report on Form 10-K, except as otherwise indicated by context, references to “we,” “us,” “our,” “SGTX” or the “Company” refer to Sigilon Therapeutics Inc.

Overview

We are a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with chronic diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials and enables our product candidates to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins (including therapeutic proteins and antibodies) and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or complete suppression of the patient’s immune system.

Our SLTx platform is comprised of two primary elements: the cells and the sphere. We engineered cells to express the therapeutic molecule of choice, which are subsequently encapsulated in our proprietary spheres. Our human cell line for our internal product candidates was selected for its safety, durability, scalability and engineerability, which has been extensively tested in preclinical and clinical settings. The spheres are composed of an Afibromer outer layer, an alginate conjugated with a novel, proprietary small molecule, which was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson. This work culminated in a series of patents and patent applications to which we obtained exclusive rights through our license agreement with MIT. We developed an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity. The spheres are designed to prevent the generation of an immune response against the biocompatible spheres while enabling nutrient influx and therapeutic protein efflux.

Modularity, a key attribute of our SLTx platform, is comprised of three core pillars: the cells, the sphere and the manufacturing process. In addition to the cells and the sphere described above, we have also spent significant time and resources to create a state-of-the-art modular manufacturing platform for all potential product candidates developed using our cell and sphere components. This cost-effective manufacturing platform is designed to provide a true “off-the-shelf” product for patients. Furthermore, virtually all aspects of the platform, from raw materials to processing steps, are shared across our development programs, enabling a potentially streamlined path from discovery to clinical trials. Currently, with our modular platform, the only significant change among our internal product candidates is the expression cassette used in the cells, which we customize to express the desired therapeutic molecule. This modularity has created an efficient engine for generation of product candidates, allowing us to build a diverse pipeline.

Our Product Candidates

Leveraging the modularity of our platform and our scientific and preclinical work to date, we are able to advance programs in distinct therapeutic areas, including lysosomal diseases, rare blood disorders and endocrine and other chronic disorders. We are applying a strategic sequencing to the development of our portfolio, focusing on commercial potential, unmet need, opportunity to provide meaningful clinical benefit to patients, speed to proof-of-concept, clear regulatory path and easy to measure validated protein therapeutics and clinical endpoints. In December 2021, we announced a strategic reprioritization focusing our development efforts on MPS-1, diabetes and platform optimization. Our current pipeline of SLTx product candidates is summarized in the figure below.

SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector to express human α-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed to treat the non-neurological manifestations of mucopolysaccharidosis type 1, or MPS-1, in patients with the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the U.S. Food and Drug Administration, or FDA, in December 2020 and by the European Commission in October 2021. We have completed pre-IND and scientific advisory meetings with the FDA, the Medicines and Healthcare products Regulatory Agency, or MHRA, and the Brazilian Health Regulatory Agency, or ANVISA. We received a Clinical Trial Application, or CTA, clearance, for SIG-005 in the United Kingdom in the third quarter of 2021 and a CTA acceptance for SIG-005 in Brazil in the first quarter of 2022.

SIG-007 is our product candidate that contains a cell line genetically modified with a non-viral vector to express human alpha-galactosidase A, or AGAL, encapsulated within our spheres. SIG-007 is designed to provide continuous and prolonged release of functional enzyme at levels sufficient to produce clinical benefits and alleviate progression of the downstream aspects of Fabry disease.

We believe our SLTx platform has significant applicability to treat a broad range of other lysosomal diseases. We are developing product candidates for patients with mucopolysaccharidosis type 2, or MPS-2, and mucopolysaccharidosis type 6, or MPS-6. We are also developing next generation product candidates to address the neurological manifestations of mucopolysaccharidoses such as MPS-1 and MPS-2 using transporter and half-life extending molecules designed to penetrate the blood brain barrier, or BBB.

SIG-002 is our product candidate designed to replace islet cells for the treatment of Type 1 Diabetes, or T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Eli Lilly and Company, or Lilly, to develop cell therapies for the treatment of T1D, including SIG-002. Under the terms of the partnership, Sigilon is leading execution of the program through IND, and Lilly, a global leader in diabetes, will develop and commercialize the program worldwide. We received an upfront payment of $62.5 million as well as a $13.1 million equity investment from Lilly, and we are eligible to receive up to $165.0 million in regulatory milestones and $250.0 million in sales-based milestones and tiered, from mid-single to low-double digit, sales based royalties on sales. In 2019, Lilly invested an additional $12.0 million as part of our Series B financing.

SIG-001 is our product candidate designed to prevent bleeding episodes in patients with moderate to severe Hemophilia A. For this indication, we designed human cells to express high levels of recombinant Factor VIII, or FVIII. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA and EMA in August 2019 and November 2020, respectively. We initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical study of SIG-001 in Hemophilia A in the United Kingdom and United States. In July 2021, in light of a serious adverse event, or an SAE, reported in our Phase 1/2 study of SIG-001 in Hemophilia A relating to the development of inhibitors to Factor VIII in one of three patients treated, the FDA placed our study of SIG-001 on a clinical hold. In November 2021, this patient underwent a laparoscopic procedure prescribed by the investigator to retrieve implanted spheres. Upon inspection, it was determined that pericapsular fibrotic overgrowth, or PFO, was covering the spheres placed in the patient and the cells within the spheres were no longer viable. In the first half of 2022, we expect to complete pre-clinical studies designed to evaluate PFO and mitigation strategies in humanized mice and non-human primates. While we conduct these studies, all three patients enrolled in this study will continue to be followed per study protocol with such data reviewed by the Safety Review Committee for SIG-001. Our investigations related to the SAE have demonstrated no direct causal relationship between our product candidate and the development of inhibitors, potentially due to the complex nature of inhibitor development and the number of factors contributing to the development of inhibitors in this patient. In addition, activity levels of FVIII in the high dose cohort were confounded by the presence of inhibitors. No other SAE or findings of PFO have been reported to date.

Preclinical Pipeline

Following our programs for MPS-1 and diabetes, we intend to apply the modularity of our SLTx platform to develop more product candidates, including product candidates for patients with immune mediated diseases, and explore delivery of different molecules and alternative routes of administration. Given the modular nature of our platform, we have developed a framework for progressing the IND-enabling phase for each of our internal programs, which we expect to take approximately 18 months, on average, after a development candidate for a transgene construct has been nominated. At the initiation of preclinical studies for each program other than SIG-002, we first order a plasmid under GMP conditions and generate cell clones. We then select a clone based on high expression of the transgene of interest and use this clone to generate a master cell bank, or MCB, to be used in our eventual product candidate. Once a MCB has been developed, we coordinate technology transfer with our CMOs to manufacture preclinical supplies of our product candidate using GMP manufacturing processes. While we initiate the manufacturing process, we expect to also request pre-IND and pre-CTA meetings with the applicable regulatory authorities to incorporate their feedback in our preclinical process. Once preclinical materials are available, we initiate toxicology studies, pharmacokinetic studies and pharmacodynamics studies for our product candidates, in vitro and, later, in vivo. Based on the results of these studies, we may then develop a proposed clinical trial design. Prior to the completion of IND-enabling preclinical studies, we work with our CMOs to create a working cell bank, which would be expanded and encapsulated to provide the cell components of the clinical supply of our product candidate. This process is intended to provide each program with the necessary data to complete our IND and CTA applications for such program; however, unfavorable results from any of our pre-clinical studies, unanticipated requirements from a regulatory authority or an inability to successfully transfer manufacturing processes to a CMO could materially delay such anticipated timing or cause us to terminate any of these programs.

Strategy

Our goal is to provide functional cures to patients with chronic diseases by applying our SLTx platform to discover, develop, manufacture and commercialize a new class of medicines. To achieve this vision and maximize value to stakeholders, we are executing a strategy with the following key elements:

●	Leverage our Modular Platform. We have focused our efforts on three core pillars of our modular platform: (i) optimization of our engineered cell lines; (ii) optimization of our spheres; and (iii) development of scalable manufacturing processes. The optimization of our engineered cell lines and spheres includes strategies to modulate or control a patient’s immune response to our product candidates. By leveraging these components, we believe that this strategy will enable us to pursue numerous product candidates in a capital efficient manner.
●	Focused Indication Prioritization. We prioritize product candidates based on the potential to provide meaningful clinical benefit to patients, rapid time to proof of concept, clear regulatory path, and validated biology and clinical endpoints. Based on this prioritization, we are focusing our efforts in lysosomal diseases and diabetes. We expect to target therapeutic areas and chronic diseases of increased complexity and prevalence.
●	Further Strengthen our Differentiated, Proprietary and Cost Efficient Manufacturing Capability. We have designed our manufacturing processes for reproducibility and speed. In addition, we have scaled our process for our planned additional Phase 1/2 studies. We expect to continue to invest in our manufacturing platform and leverage our modularity as we further scale up our proprietary processes. We believe that, at commercial scale, our cost of goods will be similar to monoclonal antibodies.

●	Driving Innovation with our Strong Patient first Culture. Since our formation, we have established a highly collaborative, patient first culture that drives our passion for innovation. Our patient first culture has allowed us to understand the needs of patients and their caregivers, including the need for innovative medicines. We have leveraged our commitment to science and our location to attract scientific talent and experienced leaders, which underlies our commitment to the patient communities we serve. In addition, we have assembled a board and scientific advisors with deep expertise in research, development, regulatory affairs and manufacturing across the therapeutic areas that we are initially targeting, and that are guided by the needs of the patient community.
●	Maximizing Value Creation. We have assembled a management team with experience in the development and commercialization of therapeutics globally, particularly in rare diseases, and can build our own worldwide development, marketing and sales organization due to the limited commercial infrastructure required to serve rare disease markets. In other more prevalent chronic diseases, we believe that executing targeted strategic partnerships for select indications or regions of the world would be beneficial to expand and accelerate access of our technology to broader patient populations worldwide, as demonstrated by our partnership with Lilly.

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

More recently, advances in genetics have enabled the engineering of cells to increase function or produce therapeutic molecules. These techniques can be applied to either autologous or allogeneic cell products. A recent example of autologous cell therapy is the approval of chimeric antigen receptor T cells, or CAR-Ts, for the treatment of particular cancers. This has spurned much activity in the expanded utility for cell therapy. However, the use of these types of therapies is limited by a range of issues, including:

●	Limited Therapeutic Application. Given the specialized nature of cell therapies, they have been designed for specific indications and lack the inherent platform flexibility to be rapidly applied to therapeutics across chronic diseases.
●	Limited Durability. Allogeneic cell therapies have had limited durability due to the fast immune rejection by the host immune system. This limitation makes these therapies less efficacious in the treatment of chronic disease.
●	Safety Concerns. Many allogeneic cell/tissue therapies such as islet cell transplantation require lifelong immunosuppression to prevent immune rejection, which is associated with significant morbidity. The use of immunosuppression restricts their use to the most severe patients.
●	Inability to Scale in a Cost-Effective Manner. Autologous cell therapies are derived from a patient's own cells to avoid rejection by the immune system. This results in a one-to-one manufacturing process for each individual patient, which is costly and difficult to scale, and requires a complex supply chain that can delay treatment for critically ill patients

Gene therapy is used to repair a deficiency by replacing a gene of interest with heterologous expression in the body, usually with the help of a packaging virus. This therapeutic modality has had some success with delivery of systemic protein deficiencies when the transgene is packaged and delivered via a viral vector. Local gene delivery in the eye has proven effective in rare genetic disorders. However, a range of similar issues to cell therapy has also limited the use of viral and non-viral integrating medicines such as gene therapies and gene editing, including:

●	Pre-Existing Immunity. AAVs occur naturally in the environment and infect an estimated 70% of adults, which can lead to development of pre-existing immunity in many patients. This pre-existing immunity precludes patients from being eligible to enroll in clinical trials and to receive approved therapies. Based on recently published data from a study of Hemophilia A patients, it was estimated that at least 25-40% of study subjects were excluded from treatment because of immunity to the AAV vectors used to deliver the gene therapy.
●	Durability and Variability Challenges. The data that are available for gene therapy-based FVIII programs have demonstrated that hFVIII levels in patients treated with gene therapy have initially risen in the first year, then expression waned over time. We believe these results suggest that the durability of gene therapy for Hemophilia A is likely limited for the average patient. Additionally, there is significant variability of expression levels between patients in the same dose cohort in these clinical studies for hemophilia patients. This makes predictability of patient response to a given dose very challenging.
●	Safety Concerns. Potential for integration with the host genome may present unknown safety risks. In addition, off-target or unintended genetic modifications can arise from the use of gene therapies or genome editing tools. Because viral gene therapies can affect more than one type of cells, viruses may transfect cells other than the targeted cells and cause potential for other safety concerns. If this happens, healthy cells may be damaged, causing other illnesses or diseases.
●	Inability to Redose or Remove. Currently, viral gene therapy can only be delivered once due to the strong immune response to the virus, precluding repeat dosing. Once a patient receives a viral gene therapy, that therapy cannot be stopped or reversed.
●	Limited Access Due to High Cost. Currently, high cost of goods and high average wholesale prices are associated with gene therapies, making access to such therapies on a global basis challenging.

Our Platform—Shielded Living Therapeutics

In order to overcome the limitation of existing therapies, we have developed our SLTx platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials to pioneer a new class of therapeutics. Using the SLTx platform, we are able to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient's genes or complete suppression of the patient’s immune system. We engineer cells, which are subsequently encapsulated in our proprietary hydrogel spheres. The spheres are composed of an outer layer comprising our Afibromer alginate, an alginate conjugated with a novel, proprietary small molecule, and an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity. We have observed robust in vivo preclinical results demonstrating that the Afibromer alginate prevented the generation of an immune response against the biocompatible spheres while enabling nutrient influx and therapeutic protein efflux. As the cells remain encapsulated in the spheres, they are designed not to interact with the host genome. We are also developing techniques designed to modulate or control a patient’s immune response to certain product candidates. Using our SLTx platform, our goal is to provide functional cures to patients with chronic diseases.

Our SLTx platform is comprised of two primary elements.

●	The Cells. Our current allogeneic human cell line used in our internal programs was selected for its safety, durability, scalability and engineerability. We believe this approach allows us to stably integrate a high-expressing transgene, with the potential to create a self-renewing transgene-expressing cell population to enhance durability and manufacturing scalability. The same parental cell bank is currently used for our internal pipeline programs.
●	The Sphere. We encapsulate the cells in our proprietary biocompatible matrix, formatted as 1.5 mm spheres, consisting of (i) an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity and (ii) an outer hydrogel layer containing our Afibromer alginate.

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

Advantages of Our SLTx Platform

Our SLTx platform is designed to significantly improve the management of chronic diseases by overcoming the drawbacks of current standard of care biologic-based therapies and the significant limitations of cell and gene therapies. We believe our SLTx product candidates, if successfully developed and approved, can be placed in the body and remain functional for years and potentially serve as "therapeutic factories" for diseases or conditions where a particular protein or cell is deficient. We believe our SLTx platform may provide the following potential advantages:

●	Functional Cure. We believe that a single dose of our SLTx product candidates could provide a meaningful long-term clinical benefit to patients as well as significant health economic advantages. Our SLTx platform is designed to harness the power of cell therapies to do what these genetically modified cells are designed to do by mimicking the function of endogenous cells.

●	Controllable Dosing. We have observed in preclinical studies that various doses of SLTx product candidates delivered consistent, dose dependent expression of the therapeutic molecule by the engineered clonal cells, which we believe supports predictable dosing in humans. We believe that controllable dosing has the potential to improve the safety profile of our product candidates and to better predict clinical outcomes for patients. This approach also offers the potential to tailor dosing to fit a patient's needs.
●	Redosable. In preclinical studies, we have observed that doses of our investigational products can be administered repeatedly, which we believe further differentiates our cell-based approach from other modalities such as gene therapy.
●	Retrievable. While we do not anticipate a need for retrieval of our product candidates from patients, we have demonstrated in non-human primates that we can retrieve the vast majority of spheres, if necessary. In addition, in November 2021, spheres were removed or otherwise ablated in one of three patients enrolled in our Phase 1/2 clinical trial of SIG-001 in severe or moderately severe hemophilia A.
●	Off-the-Shelf. Our SLTx product candidates are designed to be off-the-shelf, allogeneic, encapsulated cell therapies.
●	No Integration with the Host Genome. Our cells are engineered outside the body and our clonal cells have known integration sites for the transgene, a gene that is introduced into the platform cell line using genetic engineering techniques. Upon placement, our cells remain inside of the spheres and do not interact with the host genome or circulate in the body. This feature is designed to avoid safety issues potentially caused by insertions into the host genome.
●	Avoidance of Pre-existing Immunity. Our platform is a non-viral engineered cell-based gene therapy. Therefore, our product candidates are not affected by pre-existing antibodies to the viral based vectors used in gene therapy approaches.
●	Modularity. Virtually all aspects of the SLTx platform are shared across our internal development programs, enabling a potentially streamlined path from discovery to clinical trials. With our modular platform, the only significant change amongst our internal product candidates is the expression cassette used in the cells, which we customize to express the desired therapeutic molecule. This modularity has created an efficient engine for generation of product candidates, allowing us to build a diverse pipeline. We also believe our plans to manufacture large cryopreserved lots in a fully automated encapsulation system will result in cost of goods similar to monoclonal antibodies and significantly lower than existing cell or gene therapies with potential ability for global distribution.
●	Modulation. Our spheres are designed to prevent the generation of an immune response against biocompatible materials and, therefore, our current product candidates are designed not to require complete immune suppression or bone marrow conditioning agents. In November 2021, we reported that spheres covered with PFO were observed during a retrieval procedure in our Phase 1/2 study of SIG-001 in severe or moderately severe hemophilia A. As we advance our programs, the modularity of our platform allows us to evaluate changes designed to further modulate or otherwise reduce the potential for a patient’s immune response to our product candidates. We believe an immune modulatory regimen or other techniques can be used for certain product candidates if it is determined that such modulation would further prevent the potential for an immune response, such as PFO.

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

The Sphere

Our name is derived from sigilo—a Spanish word meaning stealth. Stealth is a key attribute of our SLTx platform, which we are developing to harness the power of therapeutic cells without inducing an immune response. Our underlying technology was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson to identify ways to prevent the foreign body response to implanted biomaterials. This work culminated in the discovery of (i) a family of novel small molecules designed to prevent an immune response to the outer layer of an alginate sphere in preclinical studies and (ii) optimal sphere sizes. This technology is protected by a series of patents and patent applications, which we have exclusively licensed from MIT. This work, which included observations of preclinical durability in rodents and non-human primates, was described in a series of publications in Nature Journals from 2016 to 2020.

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

Foundational data on our SLTx platform

We have performed several safety and durability studies using sphere components. Third-party in vivo studies have shown that alginate spheres of similar composition can remain intact in the body for over nine years with no reported adverse effects. In extensive preclinical testing, conducted with our specific sphere composition to support our regulatory filings, we observed no toxicity. Chronic toxicity and local tolerance testing showed that the sphere components were well tolerated in Non-Human Primates, or NHPs, up to 12 months. In addition, empty spheres were not found to be sensitizing, cytotoxic, mutagenic, an irritant, or pyrogenic. The intraperitoneal administration of empty or high and low dose spheres was well tolerated, with no adverse control or test article-related effects observed in long-term safety studies. The spheres used in SIG-001 and SIG-005 were also observed to be biocompatible, and SIG-001 and SIG-005 were shown to be non-cytotoxic and non-mutagenic in preclinical studies. We also observed no acute systemic toxicity following injection of empty sphere extracts in mice.

All the preclinical work examining the safety of the spheres and its components was completed for SIG-001 and SIG-005 and regulatory agencies have acknowledged the potential to leverage these data in subsequent filings for other product candidates. We believe the ability to utilize our existing safety data for the sphere components significantly reduces the risk to future programs and decreases cost and time to subsequent filings. Below is a summary of the relevant preclinical studies.

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

Redosing and Retrievability Studies.  Spheres were retrieved on explant to evaluate integrity (intact vs. broken spheres), which showed that on average 87.7% of empty spheres and above 92.7% of all spheres in three SIG-001 doses remained intact to the end of the study at Week 26. We expect that the integrity for undisrupted spheres in vivo will be much higher due to the contribution of the retrieval procedure to sphere breakage in this study.

Mode of Delivery

We have explored a variety of anatomical locations for systemic or local delivery of our product candidates. For our first programs in rare blood disorders, where large levels of systemic protein are required, we selected the general peritoneal space delivery through a laparoscopic trocar/catheter. This minimally invasive surgical procedure can be performed under general anesthesia in most patients in less than 30 minutes. Nevertheless, for our first program in lysosomal diseases, we developed a simplified procedure for sphere administration into the peritoneal cavity using interventional radiology guided placement. We believe this delivery method has several advantages over other forms of minimally invasive surgery, including local anesthesia and a single incision point. For indications in which smaller amounts of therapeutics will be required, such as immune-mediated conditions, we are developing alternative routes of administration.

Expansion of the Modulatory Toolbox

The potential to quickly and efficiently pursue multiple therapeutics across diverse disease areas is an important aspect of our platform. For specific indications or needs, we believe that adding another modular tool may be required. We are pursuing several such tools as part of our SLTx platform, which we believe can be leveraged across our current or future programs. These tools include:

●	Combination Therapy. Our approach of placing transgenes into our platform cells outside the body opens the possibility to produce multiple therapeutic molecules at the same time with any desired ratio and encapsulated in the same sphere. The potential to provide combination therapeutics may allow us to approach diseases that require a multi-prong approach for adequate treatment.
●	Local Implantation. Our SLTx platform lends itself to implantation in various anatomical locations. We believe that anatomically localized implantation in an effort to deliver the desired levels of therapeutic has the potential to achieve efficacy and lower systemic exposure could have safety implications. We have explored intravitreal implantation for ocular delivery, delivery into the central nervous system, or CNS, and we are considering other locations for implantation such as intra-articular.
●	Tunable. We believe that for particular diseases it may be critical to be able to exogenously regulate the therapeutic protein or proteins. While our early pipeline in rare blood disorders and lysosomal diseases is designed to have wide therapeutic windows and flat consistent dosing, we are exploring indications in the endocrine and autoimmune spaces that may require the ability to exogenously tune the therapeutic levels by the patient or physician. We have developed such systems and are exploring their use in endocrine diseases such as parathyroid hormone therapy.
●	Sense and Respond. The precise endogenously regulated system found in islet cells can be recapitulated into our current cell line using tools developed over the last decade in systems biology. Here entire circuits can be placed in our cells using our technology so that it may sense the local environment and produce therapeutic in response to the endogenous factor.

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

 In April 2018, we announced our first strategic pharmaceutical collaboration through a partnership with Lilly to leverage the SLTx platform to develop encapsulated cell therapies for the treatment of T1D. Under the terms of the partnership:

●	Sigilon is leading execution of the program through an initial IND; Lilly, a global leader in diabetes, will develop and commercialize the program worldwide; and
●	Sigilon received an upfront payment of $62.5 million, and a $13.1 million equity investment and is eligible to receive up to $165.0 million in regulatory milestones and $250.0 million in sales-based milestones and tiered, from mid-single-to-low-double digit, sales-based royalties on sales of SIG-002. In 2019, an additional $12.0 million was invested by Lilly as part of our Series B financing.

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

In December 2021, we announced a strategic reprioritization focusing our development efforts on MPS-1 and diabetes. However, we believe the modularity of our SLTx platform can be applied across a range of lysosomal storage diseases. In addition to MPS-1, our initial product candidates in lysosomal diseases include product candidates for MPS-2, MPS-6 and Fabry. In preclinical studies relating to these disorders, we have designed cells to produce high levels of the biochemically active enzymes that are missing or deficient in afflicted patients. We believe sustained substrate reduction can be achieved by the long-term production of these enzyme, which are transported to the clinically relevant tissues. We have completed pre-IND and scientific advice meetings to discuss our current MPS-1 and Fabry programs with the FDA and the MHRA, which has informed our CMC, preclinical and clinical activities for these programs. We are also developing next generation product candidates to address the neurological manifestations of mucopolysaccharidoses, such as MPS-1, using transporter molecules designed to penetrate the BBB and molecules designed to extend plasma half-life. Our ability to leverage the modularity of our SLTx platform, including manufacturing processes, across our lysosomal disease programs is expected to result in a streamlined path for these programs to the clinic.

MPS-1

SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector designed to express human a-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed for patients with a confirmed diagnosis of MPS-1 to treat the non-neurological manifestations of the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the FDA in December 2020 and by the European Commission in October 2021. We have completed pre-IND and scientific advisory meetings with the FDA, MHRA and ANVISA. We received a CTA acceptance for SIG-005 in the United Kingdom in the third quarter of 2021 and a CTA acceptance for SIG-005 in Brazil in the first quarter of 2022.

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

Our Solution—SIG-005

We believe that sustained therapeutic effect could be achieved by administration of IDUA-secreting allogeneic cells shielded within our spheres. SIG-005 is our product candidate for MPS-1 and is ultimately designed to provide continuous and prolonged release of functional enzyme at levels sufficient to produce clinical benefits and alleviate progression of the downstream aspects of the disease. We expect that the uptake of secreted human IDUA by affected tissues, which relies on the mannose 6-phosphate receptor, or M6P receptor, will lead to increased catabolism of GAGs hence preventing their buildup in the lysosomes of various tissues and organs. We believe that sustained, consistent plasma IDUA levels may also facilitate more efficient enzyme uptake by tissues with lower M6P receptor expression due to the constant availability of the enzyme for uptake, in contrast to the peak-trough pattern of plasma enzyme levels observed in the current ERT treatment regimen. A major clinical manifestation in MPS-1 disease is the accumulation of GAGs in bones and surrounding tissues which leads to progressive skeletal deformities. With early treatment, we believe the sustained levels of enzyme produced by SIG-005 may further address musculoskeletal defects associated with MPS-1.

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

In in vivo MPS-1 mouse models, we have observed phenotypic correction in bone physiology after six months of treatment with SIG-005. This in vivo data demonstrated statistically significant reduction in heparin sulfate, HS, in a dose-dependent fashion across multiple tissues including liver, kidney, lungs and heart. A reduction in bone diameters (trabecular and cortical bone) and in bone density was also observed. We believe the continuous secretion of hIDUA has the potential to reduce substrate in difficult-to-treat tissues, such as the bone, which are unlikely to be modified with current therapies.

Reduction of HS in Tissues of MPS-1 Mice 6 months after SIG-005

6-month study in MPS 1-H mice: SIG-005 spheres producing hIDUA were placed in the intraperitoneal space at various doses. hIDUA activity and GAGs were measured in liver. Alcian blue staining of GAG (heparan sulfate) was also performed in multiple tissues. Bone diameters were measured by microCT imaging. Sustained hIDUA activity in liver, GAG reduction in major organs and phenotypic changes in the bone were observed.

Phenotypic Correction in Bone of MPS-1 Mice 6 Months after SIG-005

Clinical Development Plan

We have selected a clone for SIG-005 that was used to create an MCB and working cell bank, or WCB. In addition, we have completed IND-enabling studies and GMP manufacturing processes. Based on these preclinical activities completed to date, we received a CTA acceptance, for SIG-005 in the United Kingdom in the third quarter of 2021 and a CTA acceptance for SIG-005 in Brazil in the first quarter of 2022 for a Phase 1/2 open label, dose escalation clinical trial in patients with attenuated MPS-1, Scheie or Hurler-Scheie). In November 2021, we reported that spheres covered with PFO were observed during a retrieval procedure for a patient enrolled in our Phase 1/2 study of SIG-001 in severe or moderately severe hemophilia A. We do not expect to initiate patient dosing in the Phase 1/2 trial of SIG-005 in patients with MPS-1 until further investigation of the PFO is complete. We expect to complete the investigation, including pre-clinical studies designed to validate PFO-mitigation strategies in rodents and non-human primates, in the first half of 2022.

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

Preclinical data

We administered different doses of SIG-007, into the intraperitoneal space of the Fabry mice. As depicted in the figures below, 14 days post-administration, we observed significant human AGAL levels in mouse plasma, liver and kidney. Additionally, following the administration of SIG-007 in Fabry mice at different dose levels, we detected statistically significant reduction of Gb3 in liver, spleen and plasma in up to 90% at highest dose of SIG-007 compared to the control Fabry mice (data not shown). We also observed statistically significant reduction in lyso-Gb3 biomarker across all relevant tissues. We believe, these data confirm that SIG-007 is a potential alternative to established ERT, and has the potential to fundamentally change the approach to treating serious chronic diseases and, in doings so, transform the care for patients living with the burden of their disease

AGAL Produced by SIG-007 has Enzymatic Activity in Liver, Spleen and Kidney of Fabry Mice

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

Next Generation Programs–Crossing the Blood Brain Barrier

We are also developing next generation product candidates to address the neurological manifestations of mucopolysaccharidoses, such as MPS-1 and MPS-6, using transporter and half-life extending molecules designed to penetrate the blood brain barrier, or BBB. As shown in the table set forth below, we recently presented preclinical data from a 21-day study showing reduced levels of heparan sulfate in the brain of MPS-1 Hurler mice following the administration of spheres designed to produce human IDUA, or hIDUA, fusion enzyme capable of penetrating the BBB. Following our initial product candidate for MPS-1, SIG-005, we expect to develop product candidates for MPS-1 and MPS-2 designed to cross the BBB.

Brain substrate reduction in MPS-1H mice - Day 21 post sphere administration

3-week study in MPS-1 Hurler mice: BBB-hIDUA spheres were placed in the intraperitoneal space at a single dose. Significant reduction (32%) in accumulation of substrate (heparan sulfate) were measured in the brain 21-days post-administration.

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

Preclinical data

We plan to have a robust preclinical program for SIG-002, including studies designed to support the biocompatibility of the alginates, as well as to evaluate the efficacy and safety of the product candidate. These studies are designed to address the following preclinical objectives:

· Evaluation of long-term efficacy of the intended clinical product candidate in a murine model of diabetes with assessment of multiple doses; and

· Safety assessment of intended clinical product candidate.

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

SIG-001 is our product candidate for the prevention of bleeding episodes by Hemophilia A. For this indication, we designed human cells to express high levels of hFVIII. We were granted Orphan Drug designation for SIG-001 for the treatment of Hemophilia A by the FDA and EMA in August 2019 and November 2020, respectively. We initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical study of SIG-001 in Hemophilia A in the United Kingdom and United States. In July 2021, in light of a serious adverse event, or an SAE, reported in our Phase 1/2 study of SIG-001 in Hemophilia A relating to the development of inhibitors to Factor VIII in one of three patients treated, the FDA placed our study of SIG-001 on a clinical hold. We investigated a number of factors potentially contributing to the development of inhibitors in this patient, including the immunogenicity of FVIII and immune stimulation from a recent vaccination. In November 2021, this patient underwent a laparoscopic procedure prescribed by the investigator to retrieve implanted spheres. Upon inspection, it was determined that PFO was covering the spheres placed in the patient and the cells within the spheres were no longer viable. In the first half of 2022, we expect to complete pre-clinical studies designed to evaluate PFO and mitigation strategies in humanized mice and non-human primates. While we conduct these studies, all three patients enrolled in this study will continue to be followed per study protocol with such data reviewed by the Safety Review Committee for SIG 001. Our investigations related to the SAE have demonstrated no direct causal relationship between our product candidate and the development of inhibitors, potentially due to the complex nature of inhibitor development and the number of factors potentially contributing to the development of inhibitors in this patient. In addition, activity levels of FVIII in the high dose cohort were confounded by the presence of inhibitors. No other SAE or findings of PFO have been reported to date.

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

Currently we use a proprietary semiautomated process for encapsulation which provides appropriate scale production runs to supply our Phase 1/2 clinical programs. The final product is shipped at room temperature. We are developing a fully automated encapsulation system for Phase 3 and potential commercial scale, which is expected to include cryopreserved final drug product. We are currently planning to use cryopreserved drug substance for our Phase 1/2 clinical trial of SIG-005, which we believe will reduce manufacturing lead times by 80% as compared to the current manufacturing lead times for SIG-001. We also believe these manufacturing innovations and know-how will enable us to have one of the only allogeneic cell therapies with cost of goods similar to biologics.

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

For our lysosomal disease therapy product candidates, the main competitors include:

●	MPS-1: Besides existing marketed products such as laronidase (marketed by Sanofi), we believe that there are several competitors in various stages of development using a variety of technologies such as gene editing technology (CRISPR Therapeutics and Sangamo), AAV-based gene therapy (Amicus Therapeutics and Regenxbio, Inc), and next generations enzyme replacement therapies (Armagen/JCR Pharmaceuticals/Denali Therapeutics).
●	Fabry diseases: Currently, we believe our only competitor in the clinic is AvroBio, which is conducting a Phase 1 and a Phase 2 clinical trial using an ex vivo lentiviral platform for their Fabry disease program. Sangamo has also disclosed that it is evaluating its ST-920 product candidate in adults with classic Fabry disease in a Phase 1/2 open-label, dose-ascending clinical trial, and that the FDA has granted orphan drug designation to this product candidate. Freeline Therapeutics has disclosed that they plan to initiate a Phase 1/2 trial in the near term to evaluate FTL190 in patients with Fabry Disease.

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

As of December 31, 2021, we owned nine pending U.S. provisional patent applications, eight pending PCT patent applications and 100 other pending patent applications, including nine pending U.S. non-provisional patent applications, eight pending European patent applications and 83 other related patent applications in jurisdictions outside the United States and Europe. These patent applications relate to all elements of the SLTx platform and our product candidates, including the composition, configuration and manufacturing of our spheres and human cells engineered with non-viral expression vectors that express therapeutic proteins. Certain of these patent applications cover the specific engineered cells in our lead product candidates and other disease areas. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2037 and 2042, excluding any additional term for patent term adjustments or patent term extensions.

Aspects of our SLTx platform technology are covered by patents and patent applications licensed from MIT on an exclusive or non-exclusive basis. The exclusively licensed MIT portfolio includes several patent families that cover our Afibromer matrix and the dual-layer configuration used in our spheres. As of December 31, 2021, our exclusively licensed MIT portfolio related to our SLTx platform consisted of: 17 U.S. patents; one European patent and related validations in seven countries; 22 patents in jurisdictions outside the United States and Europe and 27 pending patent applications, including seven pending U.S. non-provisional patent applications; and six pending European patent applications. The patents and patent applications outside of the United States and Europe are held primarily in Australia, Canada and Japan, although some of our in-licensed patent families were filed in a larger number of countries. As of December 31, 2021, our non-exclusively licensed MIT portfolio related to our SLTx platform consisted of one U.S. patent. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use and certain processes. Our current in-licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2032 and 2037, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2032 and 2038, excluding any additional term for patent term adjustments or patent term extensions.

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

We are responsible for preclinical development of a product candidate, and completion of the studies and other criteria required for filing the first IND with respect to such product candidate. Lilly is then responsible for filing the first IND for a product candidate developed pursuant to the partnership and all subsequent clinical development and commercialization. Lilly is also responsible for all research, development and commercialization with respect to any subsequent product candidate. As of December 31, 2021, the most advanced product candidate in this partnership is in the pre-IND stage.

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

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●	preparation and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials, requesting marketing of the biological product for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labelling;
●	a determination by the FDA within 60 days of its receipt of a BLA to accept the application for review;
●	satisfactory completion of an advisory committee review, if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current cGMP requirements; to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity; and, if applicable, the FDA's current good tissue practice, or cGTP, requirements for the use of human cellular and tissue products;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
●	payment of the application fee under the Prescription Drug User Free Act, or PDUFA, unless exempted; and

●	FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a REMS, and any post-approval studies required by the FDA.

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

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, in the case of some products designed to address severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, in patients.
●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the preliminary efficacy of the product candidate for specific targeted indications and determine dose tolerance and recommended dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●	Phase 3 clinical trials are undertaken within an expanded patient population at multiple geographically dispersed clinical study sites to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are generally referred to as "pivotal," however, in for some product candidates, Phase 2 may be considered pivotal trials if such trials are expected to provide the clinical evidence needed to support a marketing application.

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

The FDA established the regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to facilitate the efficient development for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records, the collection of larger confirmatory datasets, or post-approval monitoring of all patients treated with the therapy prior to approval. FDA may designate a product candidate for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention or diagnosis of such condition. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and it shortens the FDA's goal for taking action on an original BLA from 10 months to six months from the filing date.

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

Post-approval Regulation

Upon FDA approval of a BLA, the sponsor must comply with extensive post-approval regulatory requirements applicable to biological products, including any additional post-approval requirements that the FDA may impose as part of the approval process. These post-approval requirements include, among other things:

●	record keeping requirements;
●	reporting of certain adverse experiences with the product and production problems to the FDA;
●	submission of updated safety and efficacy information to the FDA;
●	drug sampling and distribution requirements;
●	notifying FDA and gaining its approval of specified manufacturing and labeling changes; and
●	compliance with requirements concerning advertising, promotional labeling, industry-sponsored scientific and educational activities and other promotional activities.

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

The FDA may withdraw product approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or issues with manufacturing processes, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety signals or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product recall, seizure, or detention, or refusal to permit the import or export of products; or
●	notifying FDA and gaining its approval of specified manufacturing and labeling changes; and
●	injunctions or the imposition of civil or criminal penalties.

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

Orphan drug designation qualifies a company for certain tax credits. In addition, if a drug candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities. The concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and in September 2021, the FDA issued final guidance outlining its interpretation of sameness in the context of gene therapy products, and stated it does not intend to consider two gene therapy products to be different drugs based solely on minor differences in the transgenes and/or vectors.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Our arrangements with providers, third-party payors, and other customers and our operations generally, are subject to broadly applicable fraud and abuse, FDA, and data privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Federal and state healthcare laws and regulations, some of which would apply if and when we have a marketed product, include the following:

●	federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal Food, Drug, and Cosmetic Act, or the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called "federal sunshine" law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers as well as ownership and investment interests held by physicians and their immediate family members to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public;
●	analogous state and foreign laws and regulations, such as state anti-bribery, anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information, and state and local laws may require registration of pharmaceutical sales representatives.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Affordable Care Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Affordable Care Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. And Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021 - such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2026.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (Except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Human Capital

Employees

As of December 31, 2021, following our strategic reprioritization, we had 66 full-time permanent employees. Of these employees 22 have an M.D. or a Ph.D. Twelve of our employees work in administration and operations and 54 work in research and development. None of our employees in the U.S. are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Talent Acquisition and Development

We consider the intellectual capital, skills and experience of our employees to be an essential driver of our business and key to our future prospects. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a competitive total rewards package consisting of base salary and cash target bonus a comprehensive benefit package and equity compensation for every employee. Annual cash bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Any actual bonus payout is based on a combination of individual performance and corporate performance

Diversity, Inclusion, and Belonging

We value diversity at all levels of the organization and continue to focus on extending our diversity, equity and inclusion initiatives across our entire workforce, from: working with managers to develop strategies for building diverse, high performing teams; to ensuring that we attract, develop and retain diverse talent from all backgrounds; to increasing awareness within our company of unconscious biases, and supporting affinity groups comprised of individuals who are underrepresented in our company, industry or society, such as women, members of the LGBTQ community and people of color. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with group training and individual mentoring and coaching. Our management routinely reports to our board of directors on human capital management topics, including corporate culture, diversity, equity and inclusion, employee development and retention, and compensation and benefits. Similarly, our board of directors regularly provides input on important decisions relating to these matters, including with respect to employee compensation and benefits, talent retention and development.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Since inception, we have incurred significant operating losses. Our net loss was $77.3 million and $54.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $213.2 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	investigate the preliminary results from our Phase 1/2 clinical trial for SIG-001, including the reported serious adverse event, or SAE, and the finding of pericapsular fibrotic overgrowth, or PFO;
●	incur the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if we are asked to pay for such treatments;
●	initiate clinical trials for SIG-005 or any other product candidates;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	conduct preclinical studies for our product candidates;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;

●	hire additional research, development and manufacturing personnel;
●	continue to hire and retain clinical and commercial personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	develop an automated encapsulation system for future commercial scale manufacturing of our SLTx platform or otherwise build or expand our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and
●	operate as a public company.

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

If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.

In December 2021, we conducted a reduction in workforce, which represented approximately 38% of our full-time employee workforce. The reduction in workforce was primarily comprised of positions related to research, manufacturing, and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on our Mucopolysaccharidosis Type I, or MPS-1, and diabetes programs. As a result of the reduction in force, we incurred expenses of approximately $1.4 million, comprised of termination benefits including severance, benefits and other payroll-related charges. The expected cost savings and operational efficiencies from the restructuring activities were based on assumptions and expectations about our future needs and strategic priorities, which may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect, our business operations and financial results may be harmed. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale. In addition, employees who were not affected by the reduction in force may seek alternate employment, which could result in us seeking contract support at unplanned additional expense or harm our productivity. In addition, due to our limited resources, we may not be able to manage our operations effectively or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements and loss of business opportunities. If our management is unable to manage this transition and reduction in force and additional cost containment measures effectively, we may not be able to implement our business strategy.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of December 31, 2021 of $123.4 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into 2024. If we obtain marketing approval for SIG-005 any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

●	the costs of our investigation of the SAE and PFO reported in our Phase 1/2 clinical trial for SIG-001 in Hemophilia A and the costs of additional preclinical or clinical studies as may be requested by the FDA;
●	the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if and when we are asked to pay for such treatments;
●	the timing of our investigations of the SAE and PFO reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A;
●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes and the costs of any additional preclinical studies we may conduct as a result of our ongoing investigation into the results of our Phase 1/2 clinical trial of SIG-001;
●	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory reviews associated with SIG-005 or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-005 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;

●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

Identifying product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets could make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements and any future collaboration agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for SIG-005 and our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to SIG-005 or any other product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

The transition away from LIBOR may adversely affect our cost to obtain financing.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate, or LIBOR, rates after 2021. The Financial Conduct Authority and the ICE Benchmark Administration recently announced that LIBOR may continue for legacy contracts until June 2023. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York, has recommended the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. There can be no assurance that rates linked to SOFR or associated changes related to the adoption of SOFR will be as favorable to us as LIBOR and may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our 2020 Credit Facility.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our current and future product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

●	complete research and preclinical and clinical development of our current and future product candidates, including addressing any additional clinical holds that may be placed on our development activities by regulatory authorities;

●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
●	establish and maintain supply and manufacturing capabilities or capacities internally or with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
●	obtain market acceptance of current or any future product candidates as viable treatment options;
●	address competing technological and market developments;
●	implement internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
●	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference, infringement, and other intellectual property claims; and
●	attract, hire, and retain qualified personnel.

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

Risks Related to Preclinical and Clinical Development of Our Technologies

The results of our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or a failure of SIG-005 in clinical development could adversely affect our business and may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, and SIG-007 for the treatment of Fabry disease, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-001 or SIG-005. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia reveal that either the reported SAE or the finding of PFO was as a result of any underlying problem with our SLTx platform, then we may be required to discontinue development of all of our product candidates and our portfolio of product candidates would have little value.

In addition, a failure of SIG-005 in clinical development would also adversely affect our business. If SIG-005 fails in development as a result of any underlying problem with our SLTx platform, then we may also be required to discontinue development of all of our product candidates.

Further, the FDA or other regulatory authorities may not allow us to pursue further development of SIG-005 or any other of product candidates as a result of the issues presented by the SAE reported in our Phase 1/2 clinical trial of SIG-001 or our finding of PFO, particularly if we are unable to demonstrate an acceptable risk-benefit profile for product candidates developed using our SLTx platform. If the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving SIG-005 or other product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such instance, our progress in the development of SIG-005 and other product candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

In addition, adverse developments in clinical trials of cell therapy products conducted by others or regulatory review of the SAE that occurred in our Phase 1/2 clinical trial of SIG-001 or the finding of PFO, may cause the FDA or other oversight bodies to change the requirements for approval of our other product candidates, including, SIG-005. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates using on our SLTx platform. We have not yet commenced clinical trials for any product candidate other than SIG-001, which is currently subject to a clinical hold. Because most of our programs are in the research or preclinical stage, we have not yet been able to assess safety, tolerability or efficacy of our product candidates in humans, and there may be effects from treatment with any of our current or future product candidates that we cannot predict at this time. In connection with our investigations of the SAE and of the PFO reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, we may also determine that changes to our platform, including our cells, spheres or manufacturing processes, are needed that may be difficult, costly, or timing-consuming to implement or complete. Additionally, our research programs may fail to identify product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture or dose, unmarketable, or unlikely to receive marketing approval.

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

We are early in our development efforts and have focused our research and development efforts to date on select indications, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. We initiated our first-in-human trial for SIG-001, which has been placed on clinical hold by the FDA. We have completed Investigational New Drug, or IND, enabling studies for one of our other product candidates, SIG-005 and we are conducting IND-enabling studies for our other product candidates, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all. Our future success depends heavily on the successful development of our product candidates.

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

In the first half of 2020, we submitted a Clinical Trial Application, or CTA, in the United Kingdom and an IND in the United States for SIG-001 for the treatment of Hemophilia A, which were accepted by MHRA and the FDA, respectively. We initiated enrollment and dosed three patients for our multicenter Phase 1/2 clinical trial of SIG-001 in Hemophilia A in the United Kingdom and United States. In July 2021, the FDA placed a clinical hold on our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, in light of a reported SAE. The FDA requested additional information or data on factors potentially contributing to the development of inhibitors in this patient, such as family history and immune stimulation from a recent vaccination. In November 2021, we reported that spheres covered with PFO were observed during a retrieval procedure in a patient in our Phase 1/2 clinical trial of SIG-001. As a result of the clinical hold, the finding of PFO or other observations, the FDA or other regulatory authorities could require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect for any of our product candidates.

In the third quarter of 2021, we announced that the MHRA accepted the CTA for our multicenter Phase 1/2 clinical trial of SIG-005 in MPS-1. We also filed a CTA with Brazil in July 2021, which was accepted in the first quarter of 2022, and plan to submit an IND to the FDA. We may pursue studies for SIG-005 or our other product candidates in additional jurisdictions, where we will be subject to equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe.

Commercialization of our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many additional factors, including the following:

●	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND or CTA submission;
●	successful submissions of INDs or comparable foreign applications that allow commencement of our planned or future clinical trials, including resolving any clinical holds that may be imposed on such submissions;
●	successful initiation, enrollment in, and completion of, clinical trials;
●	positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
●	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us;
●	obtaining and maintaining patent, trade secret, and other intellectual property protection and non-patent exclusivity for our product candidates;
●	launching commercial sales of the product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;

●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile of the product candidates following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	supplying the products at a price that is acceptable to the pricing or reimbursement authorities in different countries.

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

We have not yet initiated clinical trials for any product candidate other than SIG-001, and to date, we have not generated clinical trial results other than preliminary data from the first three patients dosed with SIG-001. At the dose levels tested in the first two patients, our initial results showed low-to-mid single digit activity levels of FVIII. The third patient enrolled in this trial, who received the highest dose of study drug, developed inhibitors to FVIII. As a result of this reported SAE, the FDA placed a clinical hold on our Phase 1/2 clinical trial for SIG-001 in Hemophilia A. We may not generate additional clinical trial results from this clinical trial. There is a high failure rate for drugs and biologics proceeding through clinical trials. SIG-001, if we were to pursue this program, SIG-005 and other product candidates may fail to demonstrate sufficient safety and efficacy levels. In addition, even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

Our reported SAE in our Phase 1/2 clinical trial of SIG-001 or any other serious adverse events, undesirable side effects or unexpected characteristics caused by any of the product candidates we may develop, or the delivery modes we rely on to administer them, could delay or prevent regulatory approval of the product candidates, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be SAEs in addition to the SAE reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.

If any other product candidates we develop, in addition to SIG-001, are associated with serious adverse events, undesirable side effects, unexpected characteristics or limited efficacy or if the risk-benefit profile of such products is adversely impacted, we may need to abandon or modify their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects, other characteristics or limited efficacy are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, if our future preclinical and clinical studies of our product candidates result in additional incidences of PFO, we may be unable to support an appropriate risk-benefit profile of our product candidates. Many product candidates that initially showed promise in early-stage testing for rare blood disorders, lysosomal diseases, endocrine and other chronic disorders have later been found to cause side effects that prevented further clinical development of the product candidates.

If our clinical trials result in a high and unacceptable severity and/or prevalence of adverse events or limited efficacy due to the formation of inhibitors or PFO or other characteristics, the FDA, the EMA or other regulatory authorities could require us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events or incidences of PFO are not product related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, if the results of our clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate, or may refuse to approve supplemental applications for such product candidate;
●	regulatory authorities may require additional warnings on the label, such as a “Boxed Warning” or contraindication, or limit the approved use of such product candidate;
●	regulatory authorities may impose additional restriction on the marketing of, or the manufacturing processes for, the particular product candidate;
●	we may be required to recall the product or change the way it is administered in patients;
●	we may be required to conduct additional clinical trials;

●	we may lose the support of collaborators, requiring us to bear more of the costs associated with research and development;
●	we may only obtain approval for indications or patient populations that are not as broad as intended or desired;
●	we may only obtain marketing approval in some countries but not others;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We and our collaborators have and may continue to experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete such clinical trials, receive marketing approval or commercialize our current and future product candidates, including:

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

In addition, disruptions caused by the COVID-19 pandemic, including new variants of the COVID-19 virus, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the duration of the COVID-19 pandemic may lead to an increase in the frequency at which our patient population receives vaccines against the COVID-19 virus, new variants of the COVID-19 virus, or other common viruses or may receive additional doses of COVID-19 vaccines, which could result in disqualification from our current or future clinical trials and lead to delay in the development of our product candidates. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit or sufficient benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

Identifying and qualifying patients to participate in clinical trials of SIG-005 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our most advanced programs. For example, the approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. In addition, the number of patients eligible to enroll in our clinical trials may turn out to be lower than expected if certain patient populations such as pediatric subpopulations are not eligible to participate in our clinical trials.

If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology or cell therapy, engineered cell therapy or encapsulated cell therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of SIG-005 or any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;

●	availability and efficacy of approved medications for the disease under investigation;
●	convenience and ease of administration compared to approved medications for the disease under investigation and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as laparoscopy;
●	ability to obtain and maintain patient informed consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	eligibility and exclusion criteria for the trial in question;
●	perceived risks and benefits of the product candidate under trial, including perceived additional risks as a result of any clinical holds;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the ongoing COVID-19 pandemic).

Our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with CROs and physicians;
●	different standards for the conduct of clinical trials;
●	different standard-of-care for patients with a particular disease;
●	difficulty in locating qualified local consultants, physicians, and partners; and
●	potential burden of complying with a variety of foreign laws, medical standards, and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

Enrollment delays in our clinical trials may result in increased development costs for SIG-005 or any other product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate clinical trials for SIG-005 or our other product candidates, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize SIG-005 or any other product candidate in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if SIG-005 and any other product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contraindications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop, including claims that are necessary for certain patient populations such as pediatric patients. Any of the foregoing scenarios could materially harm the commercial prospects for SIG-005 or any other product candidates and materially adversely affect our business, financial condition, results of operations, and prospects.

To date, we have not submitted a biologics license application, or BLA, or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. Marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of SIG-005 or any other product candidates in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent SIG-005 or any other product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell SIG-005 or any other product candidates in the European Union, or the EU, and other foreign jurisdictions, including the United Kingdom, we or our third-party collaborators must obtain separate marketing approvals (a single one for the EU and a separate one for the United Kingdom, albeit potentially under a 67 day process following a positive CHMP opinion from the EU) and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and/or clinical trials. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize SIG-005 or any other product candidates, if approved, and adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Industry and Future Commercialization

Even if SIG-005 or any other product candidate receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of SIG-005 or any other product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if SIG-005 or any other product candidate receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

Even if SIG-005 or any other product candidates are approved, such products may not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.

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

Factors that may inhibit our efforts to commercialize SIG-005 or any other product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•	the inability of sales personnel to obtain access to physicians to discuss our product candidates;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	restricted or closed distribution channels that make it difficult to distribute SIG-005 or any other product candidates to segments of the patient population;
•	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any product we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize SIG-005 or any other product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products we may develop.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the same disease indications as our product candidates, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. We may face intense competition from large pharmaceutical companies with extensive resources and established relationships in these patient communities. Several large pharmaceutical companies and biotechnology companies currently market and sell products for the treatment of lysosomal disorders. This includes products developed by Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc., or BioMarin, and Ultragenyx Pharmaceutical Inc., or Ultragenyx, among others. Additionally, the current standard of care for T1D is highly competitive and established, and includes Novo Nordisk’s Levemir and Tresiba, and Sanofi’s Toujeo and Lantus. There are also diabetes programs in development at ViaCyte, Inc. and Vertex Pharmaceuticals, Inc., which may compete with any therapy to treat diabetes we may develop. Any product candidates that we or our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates.

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

Our commercial opportunity may also be reduced or limited if we or our partners are unable to manufacture large cryopreserved lots of our products candidates in a fully automated encapsulation system efficiently. Additionally, technologies developed by our competitors may render our product candidates, or our future developments, uneconomical or obsolete, and we may not be successful in marketing SIG-005 or any other product candidates against competitors.

In addition, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for SIG-005 or any other product candidates. Further, intellectual property protection for human cell lines, including the engineered cell components of our product candidates are dynamic and rapidly evolving. The scope of intellectual property protection for the human cell line(s) used in our platform may be limited, and our commercial opportunity may be reduced or limited if our competitors are able to acquire or develop the same or similar cell lines.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern pricing, and reimbursement for new medicines vary widely from country to country. Outside the United States, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop, even if SIG-005 or any other product candidates obtain marketing approval.

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

Due to the novel nature of our technologies and the potential for SIG-005 or any other product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.

If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to SIG-005 or any other product candidates (e.g., for administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell SIG-005 or any other product candidates. In addition, we may need to develop new reimbursement models in order to realize adequate value.

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

We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of SIG-005 or any other product candidates will be paid by government authorities, private health plans, and other third-party payors. Payors may not be willing to pay high prices for a single administration. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Moreover, the downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new product candidates such as ours. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell SIG-005 or any other product candidates will be harmed.

If the market opportunities for SIG-005 or any other product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.

We focus certain research and product development pipelines and our product candidates on treatments for rare diseases including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, the approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with SIG-005 or our other product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. In addition, the number of patients with these diseases who have the potential to benefit from treatment may turn out to be lower than expected if we are unable to treat certain patient populations such as pediatric subpopulations.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to the testing in human clinical trials of SIG-001 or any other product candidates for which we initiate human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. Given the nature of biologics manufacturing and the cell therapy products used in our early-stage programs there is a risk of contamination during manufacturing. For example, given the aseptic controls required for the manufacture of our product candidates, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such contamination could materially harm our ability to produce product candidates on schedule and could delay our development programs and results of operations and cause reputational damage. We cannot assure you that any such issues relating to the manufacture of SIG-005 or any other product candidate will not occur in the future or that significant delays would not occur as a result of any such issue.

In addition, some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. For example, engineered human cell lines serve as components of product candidates developed using the SLTx platform, and our alginates, which are naturally occurring polymers derived from seaweed. Such raw materials can be difficult to procure and may be subject to contamination or recall. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of any of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

Any problems in our manufacturing process or the facilities with which we contract to make, store or ship our product candidates or any problems caused by us, our vendors or other factors not in our control could result in the loss of usable product or prevent or delay the delivery of product candidates to patients in our clinical trials. Any such loss or delay could materially delay our development timelines and harm our business, financial condition and results of operations. Such losses or delays could also make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any product candidates we develop and commercialize.

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

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of SIG-005 or any other product candidates or commercialization of our medicines, producing additional losses and depriving us of product revenue.

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

We rely on third-party contract manufacturers, or CMOs, to manufacture our preclinical product candidate supplies and will rely on CMOs to manufacture our clinical trial supplies. We lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our CMOs to manufacture our product candidates must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. Our preclinical and clinical development product supplies may be limited, interrupted or may not be of satisfactory quality or continue to be available at acceptable prices. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements.

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

In order to conduct clinical studies of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical studies of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We are currently evaluating which third-party manufactures to engage for scale-up to commercial supply of our product candidates, including SIG-005. If we are unable to obtain or maintain third-party manufacturing for commercial supply of product candidates, or to do so on commercially reasonable terms, or if we are unable to develop our own manufacturing capabilities, we may not be able to develop and commercialize our product candidates successfully.

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

Collaboration agreements may also restrict us from entering into future agreements on certain terms with potential collaborators or from using intellectual property and product candidates resulting from such collaboration. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for SIG-005 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our SLTx platform may be adversely affected.

Our commercial success will depend in large part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our SLTx platform technologies, product candidates and other technologies, methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult, complex, time consuming and costly to protect cell-based technology, including our SLTx platform technologies. For example, important individual components of our platform and our product candidates may be in the prior art and available to third parties, and we may not be able to prevent use of such components in products that would compete with SIG-005 or our other product candidates. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing products similar to SIG-005 or any other product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by continuing to develop our own intellectual property and in-licensed intellectual property relating to our SLTx platform technologies and product candidates in the United States and abroad. If we or our licensors are unable to obtain or maintain patent protection with respect to our SLTx platform technologies and product candidates we may develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours and our ability to commercialize SIG-005 or any other product candidates may be adversely affected.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development and commercialization of our technologies and product candidates. For example, we are a party to an exclusive patent license agreement with Massachusetts Institute of Technology, or MIT, pursuant to which we in-license key patents and patent applications co-owned by MIT and Boston Children’s Hospital, or BCH, covering our SLTx platform technologies and product candidates. We refer to this agreement as the MIT License. The MIT License imposes various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, MIT may have the right to terminate our license, in which event we may not be able to develop or market our SLTx platform or any other technologies or product candidates covered by the licensed intellectual property. In addition, if we conclude that technology licensed to us under the MIT license or other agreements failed to prevent the PFO reported in a patient in our Phase 1/2 clinical trial of SIG-001, such licenses may also be less valuable to us. In the future, we may also enter into additional license agreements that are material to the development or commercialization of our product candidates, and that may impose similar obligations as in the MIT License. For example, if we are required to license additional technology in order to change the development of our SLTx platform, we may not be able to enter into such licenses with third parties on reasonable terms if at all.

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

We do not have complete control in the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to the MIT License, MIT retains control of preparation, filing, prosecution, and maintenance. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, and maintained in a manner consistent with the best interests of our business. Also, in certain circumstances, MIT has the right to enforce and defend the licensed patents and patent applications. It is possible that any licensor enforcement of patents against infringers or defense of patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, or may not be conducted in accordance with our best interests. If we or our licensors fail to prosecute, maintain, enforce, and defend such patents, or if we or our licensors lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize SIG-005 and other potential product candidates that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.

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

Furthermore, there has been extensive patenting activity in the fields of engineered cell therapy and encapsulated cell therapy, and pharmaceutical companies, biotechnology companies, and academic institutions are competing with us or are expected to compete with us in the field of cell therapy and filing patent applications potentially relevant to our business. Thus, there may be third-party patent applications, currently pending or filed in the future, that, if issued, may relate to our SLTx platform or product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for SIG-005 or any other product candidates. We may also require licenses from third parties for certain technologies related to preexisting cell therapies to be incorporated in our SLTx platform.

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

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell SIG-005 or any other product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our SLTx platform technologies and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

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

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or SLTx platform technologies. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize SIG-005 or any other product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing SIG-005 or any other product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our SLTx platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may choose to challenge the patentability of claims in a third party’s U.S. or foreign patent, regardless of whether the claims are a threat to our SLTx platform technologies or product candidates. In the United States, this may be done by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings. There are equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We may choose to challenge third-party patents in the EPO and other foreign patent offices. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates, SLTx platform technologies or other proprietary technologies.

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

Our operations and arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, some of which will apply only if and when we market a product, include the following:

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

Healthcare and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize SIG-005 or any other product candidates and affect the prices we, or they, may obtain.

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

We have obtained orphan drug designation for SIG-005 for the treatment of MPS-1 and SIG-007 for the treatment of Fabry disease, and we intend to seek orphan drug designation for our product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

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

Data collected from patients enrolled in our Phase 1/2 clinical trial of SIG-001 is, and any data we may collect from patients enrolled in future clinical trials, including for SIG-005, in the United Kingdom or the EU will be, subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, on July 16, 2020 the CJEU, Europe’s highest court, held in the Schrems II case that the EU US Privacy Shield, a mechanism for the transfer of personal data from the EU to the United States, was invalid. The impact of this decision on the ability to lawfully transfer personal information from the EU to the United States, has led to increased scrutiny on data transfers from the European Economic Area to the U.S. generally and may increase our costs of compliance with data privacy legislation.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. Our reduction in workforce, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and recently observed increases in employee attrition and turnover in our industry. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, challenges or the failure to succeed in preclinical or clinical trials, including due to the clinical trial hold on SIG-001, or applications for marketing approval, may make it more challenging to recruit and retain qualified personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

System failure, accident and security breach, could cause interruptions in our operations, or result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of SIG-005 or any other product candidates.

COVID-19, including the continued spread of new variants of the virus, could adversely impact any preclinical or clinical trial operations in the United States and Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and our ability to conduct preclinical studies with reduced laboratory capacity. For example, similar to other biotechnology companies, we have, and may in the future, experience delays in initiating IND-enabling studies, protocol deviations, enrolling in any clinical trials or dosing of patients in any clinical trials as well as in activating any trial sites.

In addition, the patient populations that SIG-001, SIG-005 or any other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to review preliminary results of our Phase 1/2 clinical trial of SIG-001, including the finding of spheres with PFO and the reported SAE, identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the COVID-19 pandemic has to patient enrollment or treatment or the execution of SIG-005 or any other product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results. Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for SIG-005 and any other product candidates in geographies which are currently being affected by the COVID-19 pandemic. Some additional factors from the coronavirus outbreak that will delay or otherwise adversely affect future enrollment in the clinical trials of SIG-005 or any other product candidates, as well as our business generally, include:

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

Our share price has been and may continue to be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive product candidates or technologies;
•	the timing and results of preclinical studies for any product candidates that we may develop;
•	failure or discontinuation of any of our product development and research programs;
•	developments with respect to our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia A , including the finding of spheres with PFO and the reported SAE;
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

As of December 31, 2021, our directors and executive officers and their affiliates beneficially owned shares representing approximately 32.2% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time consuming effort that needs to be re evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company or a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operated. However, Section 404 of the Sarbanes-Oxley Act of 2002 requires management to furnish a report on our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

If either we are unable to conclude that we have effective internal control over financial reporting or, at the appropriate time, our independent auditors are unwilling or unable to provide us with an unqualified report on the effectiveness of our internal control over financial reporting as required by Section 404, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders is different than the information that is available with respect to other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership have resulted in such ownership changes. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. There is a risk that due to changes under the TCJA, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

On March 10, 2022, the last reported sales price of our common stock on the Nasdaq Global Select Market was $1.35 and as of March 10, 2022, there were approximately 29 holders of record of our common stock.

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

Equity Compensation Plans

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2021.

Use of Proceeds from Registered Securities

On December 8, 2020, we closed our initial public offering in which we issued and sold 8,050,000 shares of our common stock, including 1,050,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $18.00 per share, for aggregate gross proceeds of $144.9 million. All of the shares issued and sold in the initial public offering, or IPO, were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-250070), which was declared effective by the SEC on December 3, 2020, and a Registration Statement on Form S-1 MEF (File No. 333-251111) filed pursuant to Rule 462(b) of the Securities Act. Morgan Stanley & Co. LLC, Jeffries LLC, Barclays Capital Inc. and Canaccord Genuity LLC acted as joint bookrunning managers of the IPO and as representatives of the underwriters. The offering commenced on December 3, 2020 and did not terminate until the sale of all the shares offered.

The net offering proceeds to us, after deducting underwriting discounts and estimated offering expenses payable by us of $13.1 million, were $131.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in cash, cash equivalent and marketable securities. Our use of the net offering proceeds through the date of the filing of this Annual Report on Form 10-K, has been consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 8, 2020, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in such prospectus.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved

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

Overview

We are a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with chronic diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials and enables our product candidates to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins (including therapeutic proteins and antibodies) and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or complete suppression of the patient’s immune system.

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through December 31, 2021, we have received gross proceeds of $144.9 million from the sale of common stock in the IPO, $142.4 million from sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs up to $47.5 million.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $77.3 million and $54.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $213.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if and as we:

●	investigate the preliminary results from our Phase 1/2 clinical trial for SIG-001, including the finding of spheres covered in pericapsular fibrotic overgrowth, or PFO, and the reported serious adverse event, or SAE;
●	incur the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if we are asked to pay for such treatments;
●	initiate clinical trials of SIG-005 or any other product candidates;

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	comply with regulatory requirements established by the FDA, EMA or MHRA and other comparable foreign regulatory authorities;
●	conduct preclinical studies for our product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development and manufacturing personnel;
●	continue to hire clinical and hire commercial personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	develop an automated encapsulation system for future commercial scale manufacturing our SLTx platform or otherwise build or expand our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others; and
●	operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company.

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

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trials, including the operations of our third-party manufacturing and logistics providers, which has disrupted our clinical supply chain and the availability or cost of materials, and it may affect our ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	investigation of the preliminary results from our Phase 1/2 clinical trial for SIG-001, including the finding of spheres with PFO and the reported SAE;
●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidates, if and when approved;

●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Loss on Extinguishment of Debt

In connection with the extinguishment of our prior debt facility a loss was recognized equal to the unamortized debt discount and extinguishment fees in the amount of $0.3 million in the year ended December 31, 2020.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities balances. We expect our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our platform development and ongoing business operations.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

To date, our revenues have consisted primarily of payments received related to the 2018 Lilly Agreement. We follow the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), for all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

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

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amount of revenue and earnings in the period of adjustment. As of December 31, 2021, no milestones under the 2018 Lilly Agreement were included in the transaction price as no milestones had been deemed likely to be achieved or had been achieved.

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

During the year ended December 31, 2021, the Company revised its estimate of total costs and timing of completion of the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the year ended December 31, 2021, there was an increase to the total estimated costs expected to be incurred of $12.0 million compared to the estimate as of December 31, 2020. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the year ended December 31, 2021, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $10.9 million and the Phase 1 supply performance obligation increased by $1.1 million.

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

Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the fair value of the common stock estimated based on the closing price of our common stock as reported on the date of offering, less the purchase discount percentage provided for in the plan.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$9,599	$13,374	$(3,775)
Operating expenses:
Research and development	65,069	53,488	11,581
General and administrative	20,166	12,528	7,638
Total operating expenses	85,235	66,016	19,219
Loss from operations	(75,636)	(52,642)	(22,994)
Other income (expense):
Interest income	258	312	(54)
Interest expense	(1,988)	(1,202)	(786)
Other income (expense):	55	(89)	144
Change in fair value of preferred stock warrant liability	—	(644)	644
Loss on extinguishment of debt	—	(343)	343
Total other expense, net	(1,675)	(1,966)	291
Net loss	$(77,311)	$(54,608)	$(22,703)

Revenue

Revenue was $9.6 million for the year ended December 31, 2021, compared to $13.4 million for the year ended December 31, 2020. The decrease in revenue of $3.8 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. The Company recognizes revenue under the 2018 Lilly Agreement based on the input method and as the costs incurred decreased from the year ended December 31, 2020 to the year ended December 31, 2021 the income recognized also decreased. Further, during the year ended December 31, 2021 the budget under the 2018 Lilly Agreement increased by $12.0 million, which caused a reduction in revenue recognized in the year ended December 31, 2021 by $1.2 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑001	$9,037	$9,083	$(46)
SIG‑002	8,532	12,250	(3,718)
SIG‑005	6,324	—	6,324
SIG‑007	2,678	—	2,678
Platform and pipeline development	18,138	16,995	1,143
Unallocated expenses
Personnel expenses (including stock‑based compensation)	15,822	12,175	3,647
Facility related and other	4,538	2,985	1,553
Total research and development expenses	$65,069	$53,488	$11,581

Research and development expenses were $65.1 million for the year ended December 31, 2021, compared to $53.5 million for the year ended December 31, 2020. The increase in research and development expenses was primarily related to ongoing platform and pipeline development activities, advances in our SIG-005 and SIG-007 programs which received initial orphan drug designation in December 2020 and March 2021, respectively, personnel expenses and facility related costs. Prior to December 31, 2020, the costs associated with SIG-005 and SIG-007 were included within platform and pipeline development expenses. Platform and pipeline development expenses increased primarily due to further development of device and delivery engineering for our platform, which was partially offset by SIG-005 and SIG-007 being presented separately. Personnel expenses increased by $3.6 million primarily as a result of the increase in headcount in our research and development function, severance costs associated with our December 2021 restructuring and increases in stock-based compensation. Severance costs were $1.2 million during the year ended December 31, 2021. Stock-based compensation expense increased to $2.2 million from $1.3 million for the year ended December 31, 2021 and 2020, respectively. Facility related and other increased to $4.5 million from $3.0 million primarily due to an increase in rent expense. These increases in research and development were offset by decreases in our SIG-002 program. The decrease of $3.7 million related to program SIG-002 was due to timing of costs incurred under the 2018 Lilly Agreement.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $20.2 million, compared to $12.5 million for the year ended December 31, 2020. Personnel expenses increased by $3.7 million primarily because of the increase in headcount in our general and administrative function, severance costs associated with our December 2021 restructuring and increases in stock-based compensation. Severance costs were $0.2 million during the year ended December 31, 2021. Stock-based compensation expense was $3.9 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively. In December 2020 we became a publicly traded company and as a result our public company costs increased to $3.7 million in the year ended December 31, 2021 from $0.4 million for the year ended December 31, 2020. The increase in public company costs included the expansion of our personnel and internal infrastructure to support our operations as a public company. The remaining increase in general and administrative expenses was primarily due to an increase of $0.4 million in rent expense.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, the change in fair value of the preferred stock warrant liability and loss on extinguishment of debt. Other expense for the year ended December 31, 2021 and 2020 was $1.7 million and $2.0 million, respectively. The change was primarily due to the increase in interest expense on the outstanding borrowings under our 2020 Credit Facility and the repayment of our prior debt facility, the loss on the extinguishment of our prior debt facility and loss on the revaluation of the preferred stock warrant liability in 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through December 31, 2021, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $123.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(78,405)	$(61,648)
Net cash used in investing activities	(18,060)	(972)
Net cash provided by financing activities	1,554	189,397
Net (decrease) increase in cash and restricted cash	$(94,911)	$126,777

Operating Activities

During the year ended December 31, 2021, operating activities used $78.4 million of cash, primarily resulting from our net loss of $77.3 million and net cash used in changes in our operating assets and liabilities of $13.4 million, partially offset by non-cash charges of $12.3 million. Net changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $9.4 million decrease in deferred revenue, a $4.7 million decrease in lease liabilities and a $1.0 million increase in prepaid expenses and other current assets, partially offset by a $0.9 million increase in accrued expenses and other current liabilities and a $0.7 million increase in accounts payable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The increase in accrued expenses and other current liabilities and accounts payable were primarily due to the timing of vendor invoicing and payments.

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

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $18.1 million and consisted of $16.2 million in purchases of marketable securities and $1.8 million in purchases of laboratory equipment and furniture and fixtures.

During the year ended December 31, 2020, net cash used in investing activities was $1.0 million and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $1.6 million, consisting primarily of the proceeds from the exercise of stock options of $2.2 million, which was partially offset by $0.6 million in the payment of issuance costs associated with our initial public offering in December 2020.

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

Loan and security agreement

In September 2020, the Company entered into a loan and security agreement (the “2020 Credit Facility”), with Oxford Finance LLC (“Oxford”). Effective as of September 2020, the Company paid off in full its borrowings under our prior debt facility using part of the proceeds from the 2020 Credit Facility and accounted for this as a debt extinguishment. The 2020 Credit Facility initially provided for borrowings of up to $20.0 million under one term loan (“Term A Loan”), as well as additional borrowings of up to an aggregate of $5.0 million, under one additional term loan (“Term B Loan”) (collectively the “Term Loans”). Under the 2020 Credit Facility, the Company borrowed $20.0 million in September 2020. The Company did not elect to borrow the additional $5.0 million under the Term B Loan and the option to borrow under the Term B Loan has expired. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to greater of 8.40% and the sum of the thirty-day U.S. Dollar LIBOR rate report in the Wall Street Journal plus 8.23%, and are repayable in monthly interest only payments through August 2022 and in equal monthly payments of principal plus accrued interest from September 2022 until the maturity date in August 2025. Upon repayment of the Term Loans, the Company is required to make a final payment to Oxford equal to 3.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective-interest method.

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

As of December 31, 2021 and 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40%. During the year ended December 31, 2021 and 2020 the weighted average effective interest rate on outstanding borrowings was 9.8%.

As of December 31, 2021, we were in compliance with all debt covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of our investigation of the SAE reported in and our finding of PFO covering spheres recovered from a patient in our Phase 1/2 clinical trial for SIG-001 in Hemophilia A and the costs of additional preclinical or clinical studies as may be requested by the FDA;
●	the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if and when we are asked to pay for such treatments;
●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes and the costs of any additional preclinical studies we may conduct as a result of our ongoing investigation into the results of our Phase 1/2 clinical trial of SIG-001;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of SIG-005 or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-005 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;

●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

SIGILON THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sigilon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigilon Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2022

We have served as the Company’s auditor since 2017.

SIGILON THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$107,143	$202,229
Marketable securities	16,213	—
Accounts receivable (inclusive of $23 and $63 from a related party at December 31, 2021 and 2020, respectively)	59	177
Prepaid expenses and other current assets	2,729	1,729
Restricted cash—current	250	75
Total current assets	126,394	204,210
Property and equipment, net	3,994	2,991
Right‑of‑use assets	12,863	16,731
Restricted cash	1,118	1,118
Total assets	$144,369	$225,050
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,344	$1,988
Accrued expenses and other current liabilities	8,998	7,892
Lease liabilities, current portion	4,845	5,361
Current portion of long‑term debt	1,667	—
Deferred revenue from related party, current portion	17,034	31,777
Total current liabilities	34,888	47,018
Deferred revenue from related party, net of current portion	5,333	—
Lease liability, net of current portion	8,577	11,893
Long‑term debt, net of discount	18,411	19,807
Other liabilities	—	176
Total liabilities	$67,209	$78,894
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at December 31, 2021 and 2020; 32,359,895 and 31,464,989 shares issued and outstanding at December 31, 2021 and 2020, respectively	32	31
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Additional paid‑in capital	290,377	282,053
Accumulated other comprehensive income	(10)	—
Accumulated deficit	(213,239)	(135,928)
Total stockholders’ equity	77,160	146,156
Total liabilities and stockholders’ equity	$144,369	$225,050

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue
Collaboration revenue (inclusive of $9,504 and $13,260 from a related party for the year ended December 31, 2021 and 2020, respectively)	$9,599	$13,374
Operating expenses:
Research and development	65,069	53,488
General and administrative	20,166	12,528
Total operating expenses	85,235	66,016
Loss from operations	(75,636)	(52,642)
Other income (expense), net:
Interest income	258	312
Interest expense	(1,988)	(1,202)
Other income (expense)	55	(89)
Change in fair value of preferred stock warrant liability	—	(644)
Loss on extinguishment of debt	—	(343)
Total other expense, net	(1,675)	(1,966)
Net loss	$(77,311)	$(54,608)
Net loss per share attributable to common stockholders—basic and diluted	$(2.43)	$(7.55)
Weighted average common stock outstanding—basic and diluted	31,860,264	7,229,626

Other comprehensive loss
Unrealized loss on marketable debt securities	(10)	—
Total other comprehensive loss	(10)	—
Total comprehensive loss	$(77,321)	$(54,608)

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share data)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2019	31,836,001	90,206	5,221,628	5	3,553	—	(81,320)	(77,762)
Issuance of convertible preferred stock, net of issuance costs of $127	8,050,000	51,723	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(39,886,001)	(141,929)	17,727,100	18	141,911	—	—	141,929
Warrant conversion	—	—	—	—	1,043	—	—	1,043
Cashless exercise of warrants	—	—	36,890	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriter discounts and issuance costs of $13,058	—	—	8,050,000	8	131,834	—	—	131,842
Issuance of common stock upon exercise of stock options	—	—	429,371	—	585	—	—	585
Stock‑based compensation expense	—	—	—	—	3,127	—	—	3,127
Net loss	—	—	—	—	—	—	(54,608)	(54,608)
Balances at December 31, 2020	—	—	31,464,989	31	282,053	—	(135,928)	146,156
Issuance of common stock upon exercise of stock options	—	—	878,015	1	2,094	—	—	2,095
Issuance of ESPP shares	—	—	16,891	—	81	—	—	81
Stock‑based compensation expense	—	—	—	—	6,149	—	—	6,149
Unrealized loss on marketable debt securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(77,311)	(77,311)
Balances at December 31, 2021	—	—	32,359,895	32	290,377	(10)	(213,239)	77,160

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(77,311)	$(54,608)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,118	854
Stock‑based compensation expense	6,149	3,127
Non‑cash lease expense	4,785	3,349
Non‑cash interest expense	271	103
Loss on debt extinguishment	—	343
Change in fair value of preferred stock warrant liability	—	644
Amortization of premium on marketable securities	3	—
Changes in operating assets and liabilities:
Accounts receivable	118	(41)
Prepaid expenses and other current assets	(1,000)	(995)
Accounts payable	713	(467)
Accrued expenses and other current liabilities	908	1,943
Other liabilities	—	176
Lease liabilities	(4,749)	(3,163)
Deferred revenue	(9,410)	(12,913)
Net cash used in operating activities	(78,405)	(61,648)
Cash flows from investing activities:
Purchases of marketable securities	(16,226)	—
Purchase of property and equipment	(1,834)	(972)
Net cash used in investing activities	(18,060)	(972)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the initial public offering, net of underwriting discounts, commissions and offering costs	(622)	132,527
Proceeds from issuance of convertible preferred stock, including deemed dividend, net of issuance costs	—	51,723
Proceeds from long term debt	—	19,788
Debt repayment	—	(15,000)
Payment of debt extinguishment fees	—	(226)
Proceeds from employee equity plans	2,176	585
Net cash provided by financing activities	1,554	189,397
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,911)	126,777
Cash, cash equivalents and restricted cash at beginning of period	203,422	76,645
Cash, cash equivalents and restricted cash at end of period	$108,511	$203,422
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,710	$950
Supplemental disclosures of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$141,929
Lease assets obtained in exchange for lease liabilities	$917	$10,231
Conversion of preferred stock warrants to common stock warrants	$—	$1,043
Deferred offering costs included in accounts payable	$—	$622
Issuance of preferred stock warrant in connection with loan and security agreement	$—	$69
Purchases of property and equipment included in accounts payable and accrued expenses	$322	$35

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

From its inception through December 31, 2021, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $77.3 million and $54.6 million for the years ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $213.2 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $123.4 million as of December 31, 2021 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Annual Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for the Company’s Phase 1/2 clinical trials, including the operations of the Company’s third-party manufacturing and logistics providers, which has disrupted its clinical supply chain or the availability or cost of materials, and it may affect the Company’s ability to timely complete its clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

The Company is monitoring the potential impact of COVID-19 on its business and financial statements. The effects of the public health directives may negatively impact productivity, disrupt its business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing.

To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in financial statements.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, marketable securities, and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2021 and 2020, the Company’s accounts receivable were related to two customers. As of December 31, 2021 and 2020, 39% and 36% of the Company’s account receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 10).

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

Restricted Cash

In connection with the Company’s corporate headquarters and lab space lease agreement entered into in March 2018, the Company is required to maintain a letter of credit of $0.6 million for the benefit of the landlord. On October 16, 2020 the Company took over the lease of office and laboratory space adjacent to its current headquarters, which expires in February 2025. Under the terms of the lease, the Company is required to maintain a letter of credit of $0.5 million. The Company has classified the certificate of deposits collateralizing the letter of credits issued as a security deposit in connection with the Company’s leases of its corporate facility as long-term restricted cash on its balance sheet at December 31, 2021 and 2020. At December 31, 2021 and 2020 the Company classified $0.3 million and $0.1 million, respectively, related to securing the use of corporate credit cards as short-term restricted cash.

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

Maintenance and repairs are charged to expense as incurred. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are removed from the accounts and any resulting gains or losses are included in the statement of operations and comprehensive loss in the period of disposal.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

Leases

The Company follows the provisions of ASC Topic 842, Leases (“ASC 842”), for all contracts and agreements that are within its scope. Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material leases each reporting period.

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

Prior to the IPO, the Company’s preferred stock warrant liability was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (Note 3). The carrying values of the Company’s accounts receivable, and accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value at December 31, 2021 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement. The Company’s financial instruments consist primarily of cash, cash equivalents and marketable securities (Note 3).

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. No declines in value were deemed to be other than temporary during the years ended December 31, 2021 and December 31, 2020. Fair value is determined based on quoted market prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Revenue Recognition for License and Collaboration Agreements

The Company follows the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), for all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

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

Milestone Payments

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amount of revenue and earnings in the period of adjustment. As of December 31, 2021 and 2020, no milestones under the 2018 Lilly Agreement (Note 10) were included in the transaction price as no milestones had been deemed likely to be achieved or had been achieved.

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

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, we issue stock-based awards in the form of stock options and restricted stock units with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have also issued stock-based awards with performance-based vesting conditions for which the expense is recognized when achievement of such performance conditions becomes probable.

The fair value of each share option is estimated on the date of grant using the Black-Scholes option pricing model. Until the completion of our initial public offering in December 2020, we had been a private company and lacked company-specific historical and implied volatility information for our shares. Therefore, we estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our share options has been determined utilizing the “simplified method” for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on our ordinary shares and do not expect to pay any cash dividends in the future.

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive loss. Other comprehensive loss consists of unrealized losses on marketable securities.

Net Income (Loss) per Share

Prior to the closing of its IPO, the Company followed the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. For purposes of this calculation, outstanding stock options, unvested restricted common stock, and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of diluted net income (loss) per share attributable to common stockholders if their effect is anti-dilutive.

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. For public entities that are Securities and Exchange Commission (“SEC”) filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted and the Company adopted ASU 2016-13 on January 1, 2022. The adoption of this standard did not have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for public business entities, for fiscal years beginning after December 15, 2020, and for all other entities, for fiscal years beginning after December 15, 2021. The adoption of ASU 2019-12 does not have a material impact on the Company’s financial statements.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,847	$—	$—	$50,847
Commercial paper	—	25,995	—	25,995
Corporate bonds	—	1,000	—	1,000
Total cash equivalents	$50,847	$26,995	$—	$77,842
Marketable securities
Corporate bonds	$—	$10,238	$—	$10,238
Commercial paper	—	5,975	—	5,975
Total marketable securities	$—	$16,213	$—	$16,213
Total	$50,847	$43,208	$—	$94,055

As of December 31, 2020 the Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis. During the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

Marketable Securities

The following table summarizes the Company’s Level marketable securities as of December 31, 2021 (in thousands):

	Fair value measurements as of
	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Total
Commercial paper	$10,244	$—	$(6)	$10,238
Corporate bonds	5,977	—	(2)	5,975
Total	$16,221	$—	$(8)	$16,213

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity, as of December 31, 2021 (in thousands):

2021
Maturities in one year or less	$9,004
Maturities between one and two years	7,209
Total	$16,213

Warrants to Purchase Convertible Preferred Stock Subject to Conditional Redemption (Converted to Common Stock)

The preferred stock warrant liability consisted of the fair value of warrants to purchase Series A-1, Series B and Series B-1 convertible preferred stock in conjunction with loan and security agreements (Note 6) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions were obtained. Changes in the fair value of the preferred stock warrants were recognized as other income (expense) in the statements of operations and comprehensive loss. In conjunction with the IPO, all Sigilon preferred stock warrants were converted to warrants for the Company’s common stock and, as a result, the warrants were adjusted to fair value and reclassified to permanent equity.

The following table provides a roll-forward of the aggregate fair value of the Company’s preferred stock warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Preferred stock
warrant liability
Fair value at December 31, 2019	$333
Issuance of warrants to purchase preferred stock	66
Change in fair value of preferred stock warrant liability	644
Conversion of convertible preferred stock warrant into common stock warrant in connection with IPO	(1,043)
Fair value at December 31, 2020	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$6,297	$4,325
Leasehold improvements	78	60
Furniture and fixtures	620	620
Computers and software	163	30
	7,158	5,035
Less: Accumulated depreciation and amortization	(3,164)	(2,044)
Total property and equipment, net	$3,994	$2,991

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $1.1 million, and $0.9 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Employee compensation and benefits	$3,071	$2,910
External research and development costs	5,056	3,584
Legal and professional fees	656	1,155
Other	215	243
Total accrued expenses and other current liabilities	$8,998	$7,892

6. Debt

As of December 31, 2021 and 2020, long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	(1,667)	—
Long‑term debt, net of current portion	18,333	20,000
Final debt payment liability	700	700
Debt discount, net of accretion	(622)	(893)
Long‑term debt, net of discount and current portion	$18,411	$19,807

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

In September 2020, the Company entered into a loan and security agreement (the “2020 Credit Facility”), with Oxford Finance LLC (“Oxford”). Effective as of September 2020, the Company paid off in full its borrowings under our prior debt facility using part of the proceeds from the 2020 Credit Facility and accounted for this as a debt extinguishment. The loss on extinguishment for the year ended December 31, 2020 was $0.3 million. The 2020 Credit Facility initially provided for borrowings of up to $20.0 million under one term loan (“Term A Loan”), as well as additional borrowings of up to an aggregate maximum of $5.0 million, under one additional term loan (“Term B Loan”) (collectively the “Term Loans”). Under the 2020 Credit Facility, the Company borrowed $20.0 million in September 2020. The Company did not elect to borrow the additional $5.0 million under the Term B Loan and the option to borrow under the Term B Loan has expired. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to greater of 8.40% and the sum of the thirty day U.S. Dollar LIBOR rate report in the Wall Street Journal plus 8.23%, and are repayable in monthly interest-only payments through August 2022 and in equal monthly payments of principal plus accrued interest from September 2022 until the maturity date in August 2025. Upon repayment of the Term Loans, the Company is required to make a final payment to Oxford equal to 3.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective-interest method. The Company recorded $0.3 million of initial debt issuance costs as well as a discount on the final payment liability of $0.7 million as a reduction of the carrying amount of the 2020 Credit Facility. The Company recorded amortization of debt issuance costs and accretion of the final payment liability associated with the 2020 Credit Facility for a combined amount of $0.3 million and $0.1 million included in interest expense for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company was in compliance with all financial covenants pursuant to the 2020 Credit Facility.

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

As of December 31, 2021 and 2020, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.40% and the weighted average effective interest rate on outstanding borrowings was approximately 9.80%.

The estimated future principal payments due were as follows (in thousands):

December 31,
2021
2022	$1,666
2023	6,667
2024	6,667
2025	5,000
2026	—
$20,000

In connection with the 2020 Credit Facility, the Company issued to Oxford warrants to purchase up to 50,000 shares of Series B, convertible preferred stock, at an exercise price of $6.00 per share, which were immediately exercisable upon issuance. Following the issuance of the Series B-1 convertible preferred stock, the Series B warrants converted into Series B-1 warrants. Further, in conjunction with the completion of the IPO all warrants converted into warrants to acquire common stock. Following the Company’s reverse stock split and the IPO there were 19,044 warrants to purchase Common Stock at an exercise price of $15.75. As of December 31, 2021 and 2020, 19,044 warrants to purchase Common Stock were outstanding.

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

As of December 31, 2021 and 2020, there was no preferred stock outstanding.

8. Common Stock

As of December 31, 2021 and 2020, the Company’s Certificate of Incorporation, as amended and restated at such time, authorized the Company to issue 175,000,000 shares, of $0.001 par value common stock. Under the Company’s certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the Preferred Stock. As of December 31, 2021 and 2020, no dividends had been declared.

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

2020 Incentive Plan

The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The number of shares initially reserved for issuance under the 2020 Plan was 1,500,000 shares of common stock. The number of shares reserved for issuance may be increased by the number of shares under the previously authorized 2016 Stock Option Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2016 Stock Option Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) four percent of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2021, 2,243,516 shares were available for grant under the 2020 Plan.

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

2020 Employee Stock Purchase Plan

The 2020 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. A total of 300,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors, provided that not more than 3,200,000 shares of common stock may be issued under the 2020 ESPP. As of December 31, 2021, 597,758 shares were available for grant under the 2020 Plan. For the year ended December 31, 2021, 16,891 shares of common stock were issued under the 2020 ESPP. For the year ended December 31, 2020, no shares of common stock were issued under the 2020 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year ended
	December 31,
	2021	2020
Risk-free interest rate	0.80%	0.73%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.1	6.0
Expected volatility	78.31%	82.49%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2020:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2020	3,872,457	$4.98	7.5	$166,728
Options granted	1,520,286	28.22
Options cancelled	(1,376,082)	19.16
Options exercised	(878,015)	2.39
Outstanding and expected to vest at December 31, 2021	3,138,646	10.74	7.6	328
Exercisable at December 31, 2021	1,688,664	$4.61	6.8	$328

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2021 and 2020 were $6.0 million and $4.5 million, respectively. The weighted average grant date fair value of stock options during the years ended December 31, 2021 and 2020 was $19.00 and $8.08, respectively.

Restricted Stock

In February 2016, the Company issued and sold 4,633,331 shares of restricted stock to its nonemployee and employee founders for $0.0003. The shares vest 25% upon the first anniversary of the issuance of shares of Series A Preferred Stock and then 6.25% per quarter through the fourth anniversary of the vesting commencement date of February 5, 2016. The unvested shares are subject to repurchase by the Company, at the holder’s original purchase price in the event the holder’s service with the Company voluntarily or involuntarily terminates. Proceeds from the issuance and sale of restricted common stock are recorded as a liability within accrued expenses and other current liabilities for those restricted shares expected to vest in the next 12 months and other liabilities for those restricted shares expected to vest in greater than 12 months on the balance sheet. The liability for unvested common stock subject to repurchase is then reclassified to additional paid-in capital as the Company’s repurchase right lapses. As of December 31, 2020 and during the year ended December 31, 2021, there were no unvested shares of restricted stock.

The aggregate intrinsic value of restricted stock awards that vested during the year ended December 31, 2020 was $2.6 million. The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2020:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2020	—	$—
Granted	359,500	5.57
Vested	—	—
Forfeited	(84,100)	5.58
Unvested shares as of December 31, 2021	275,400	$5.57

Stock-based Compensation Expense

Stock-based compensation expense related to stock options, restricted stock awards and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Research and development	$2,230	$1,300
General and administrative	3,920	1,827
	$6,150	$3,127

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $15.4 million, which is expected to be recognized over a weighted average period of 2.9 years.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of December 31, 2021 and 2020 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the year ended December 31, 2021, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs and timing of completion of the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the year ended December 31, 2021, there was an increase to the total estimated costs expected to be incurred of $12.0 million compared to the estimate as of December 31, 2020. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the year ended December 31, 2021, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $10.9 million and the Phase 1 supply performance obligation increased by $1.1 million.

During the years ended December 31, 2021 and 2020, the Company recognized $9.6 million and $13.4 million, respectively, of collaboration revenue. As of December 31, 2021 and 2020, the Company recorded as a contract liability deferred revenue of $22.4 million and $31.8 million, respectively, of which, $17.0 million and $31.8 million, respectively, were current liabilities in the accompanying balance sheet. As of December 31, 2021 and 2020 the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 2.0 years and 1.5 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred revenues at beginning of period	$31,777	$44,690
Revenues deferred during the period	—	—
Revenues recognized during the period	(9,410)	(12,913)
Deferred revenues at end of period	$22,367	$31,777

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $9.4 million and $12.9 million, respectively, related to deferred revenue that was recorded as a contract liability at the beginning of each respective year, respectively.

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

12. Income Taxes

For the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period in U.S Federal and Massachusetts, due to its uncertainty of realizing a benefit from those items. All the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2
Federal and state tax credits	6.3	7.6
Non‑deductible items	—	(0.3)
Stock‑based compensation	0.1	0.4
Other	—	(0.1)
Change in deferred tax asset valuation allowance	(33.7)	(34.8)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$49,145	$25,836
Research and development tax credit carryforwards	14,446	9,545
Lease liabilities	3,670	4,714
Deferred revenue	6,115	8,682
Accrued expense and other liabilities	585	907
Other	1,627	849
Total deferred tax assets	75,588	50,533
Less: Valuation Allowance	(71,818)	(45,735)
Total net deferred tax assets	3,770	4,798
Deferred tax liabilities:
Lease right‑of‑use assets	(3,517)	(4,571)
Fixed assets	(253)	(227)
Total deferred tax liabilities	(3,770)	(4,798)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $180.6 million, which may be available to offset future taxable income, of which $10.5 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $170.1 million do not expire but are limited in their usage to 80% of annual taxable income. In addition, as of December 31, 2021, the Company had state net operating loss carryforwards of $177.0 million, which may be available to offset future taxable income and expire at various dates beginning in 2026.

As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of $7.5 million and $4.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2037 and 2031, respectively. In addition, the Company currently has Orphan Drug Designations granted by the Food and Drug Administration (“FDA”) for SIG-001, SIG-005 and SIG-007 and had an orphan drug credit in the amount of $3.6 million which may be available to reduce future tax liabilities and begin to expire in 2039.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards, research and development tax credits generated and the deferred tax assets related to deferred revenue. The changes in the valuation allowance for 2021 and 2020 were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Valuation allowance at beginning of year	$45,735	$26,791
Increases recorded to income tax provision	26,083	18,944
Valuation allowance at end of year	$71,818	$45,735

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2021 and 2020, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax law of the jurisdiction in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdiction, where applicable. As of December 31, 2021 and 2020, there were no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

13. Commitments and Contingencies

401(k) Plan

In January 2017, and as amended in January 2019, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Starting in 2020, the Company will make matching contributions at a rate of 100% of each employee’s contribution up to a maximum employee contribution of 3% of eligible plan compensation. For each of the years ended December 31, 2021 and 2020, the Company made matching contributions of $0.4 million.

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

In March 2020, the Company elected to extend its use of the designated suite through June 30, 2021 resulting in the remeasurement of the operating lease. Accordingly, the operating lease liability and corresponding right-of-use asset were increased by $1.1 million. In March 2021 and September 2021, the Company elected to extend its use of the designated suite through December 31, 2021 and July 31, 2022, respectively. Accordingly, the operating lease liability and corresponding right-of-use asset were increased by a total of $1.4 million. In December 2021, the Company elected to terminate its use of the designated suite effective March 31, 2022. Accordingly, the operating lease liability and corresponding right-of-use assets were decreased by $0.5 million.

In March 2021, the Company entered into an agreement to lease an additional suite for 15 months and to pay a $0.1 million suite fee per month. As of December 31, 2021 the lease has not commenced and all payments to prepare the suite including the suite fees paid through December 31, 2021 are capitalized in prepaid expenses.

Finance leases

The Company does not have any material finance leases as of December 31, 2021 and 2020.

Summary of lease costs

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Operating lease cost	$6,029	$4,298
Short term lease cost	679	658
Variable lease cost	1,101	638
Total lease cost	$7,809	$5,594

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$5,965	$4,106
Lease assets obtained in exchange for new operating lease liabilities	$917	$10,231

The weighted-average remaining lease term and discount rate were as follows:

	Year Ended
	December 31,
	2021		2020
Weighted‑average remaining lease term (in years)	3.1	years	4.0	years
Weighted‑average discount rate	8.4%		8.3%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$5,019
2023	4,634
2024	4,734
2025	802
2026	—
Thereafter	—
Total future minimum lease payments	15,189
Less: imputed interest	(1,767)
Present value of operating lease liability	$13,422

15. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(77,311)	$(54,608)
Net loss attributable to common stockholders	$(77,311)	$(54,608)
Denominator:
Weighted average common stock outstanding—basic and diluted	31,860,264	7,229,626
Net loss per share attributable to common stockholders—basic and diluted	$(2.43)	$(7.55)

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

	Year Ended December 31,
	2021	2020
Warrants to purchase common stock	19,044	19,044
Future issuable shares under the employee stock purchase plan	33,650	—
Unvested restricted stock	275,400	—
Stock options to purchase common stock	3,138,646	3,870,457
	3,466,740	3,889,501

16. Related Party Transactions

The Company has a patent license agreement with MIT and issued 333,333 shares of its common stock to MIT as part of the consideration for this patent license (Note 11). Additionally, through the completion of the Company’s IPO two members of the Company’s board of directors were employed by MIT and subsequent to the IPO one member of the Company’s board of directors is employed by MIT. The Company incurs charges for the use of certain MIT equipment and facilities. For the years ended December 31, 2021 and 2020, the Company incurred expenses of $0.1 million and $0.7 million, respectively, related to business with MIT. As of December 31, 2021 and 2020, there was $0 recorded in accounts payable due to this related party.

The Company paid five of its co-founders, one of whom was employed by MIT and a member of the board of directors until June 24, 2021, $0.2 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, for ongoing consulting services. As of December 31, 2021 and 2020, there was $0 and less than $0.1 million recorded in accounts payable as due to these related parties, respectively.

As described in Note 10 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. In connection with the 2018 Lilly Agreement, Lilly also acquired shares of the Company’s Series A-3 Preferred Stock. The Company determined that both the 2018 Lilly Agreement and the purchase of the Series A-3 Preferred Stock was at fair value and as a result has not allocated any amount to the 2018 Lilly Agreement. In August 2019, Lilly purchased shares of the Company’s Series B Preferred Stock also at fair value. During the years ended December 31, 2021 and 2020, the Company recognized $9.5 million and $13.3 million, respectively, of related party revenue associated with the Lilly collaboration agreements. As of December 31, 2021 and 2020, the Company had deferred revenue related to the collaboration agreements with Lilly of $22.4 million and $31.8 million, respectively. At December 31, 2021 and 2020, the Company had $0.1 million of outstanding receivables with Lilly.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and the initial term ended on December 31, 2021. Under this agreement, the Company recorded other income of $0.4 million during the year ended December 31, 2021. The Company received cash payments of $0.4 million during the year ended December 31, 2021.

17. Subsequent Event

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement shall commence on February 1, 2022 and shall continue for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a license fee based on the portfolio company’s occupancy of the office and laboratory space.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer as of December 31, 2021), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and concluded that our disclosure controls and procedures were effective as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. As a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

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

4.2

Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Pacific Western Bank, dated January 24, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.3

Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Pacific Western Bank, dated November 7, 2019 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.4

Form of Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Oxford Finance LLC, dated September 2, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.5

Description of Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.1

Lease, by and between ARE-MA Region No. 45, LLC and Sigilon Therapeutics, Inc., dated August 28, 2017  (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.2

Lease Agreement, by and between ARE-MA Region No. 45, LLC and Foghorn Therapeutics Inc., dated August 24, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.3

Assignment and Assumption of Lease, by and between Foghorn Therapeutics Inc. and Sigilon Therapeutics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.4

Consent to Assignment and First Amendment to Lease, by and among ARE-MA Region No. 45, LLC, Foghorn Therapeutics Inc. and Sigilon Therapeutics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.5

Second Amendment to Lease, by and among ARE-MA Region No. 45, LLC and Sigilon Therapeutics, Inc., dated January 19, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.6

Loan and Security Agreement, by and among Oxford Finance LLC, the Lenders party thereto, and Sigilon Therapeutics, Inc., dated September 2, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.7++

Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 8, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.8++

First Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 2, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.9++

Second Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated August 9, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.10++

Third Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated November 6, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.11++

Fourth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated December 10, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.12++

Fifth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-39746))

10.13*++	Sixth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 1, 2022

10.15++

Research Collaboration and Exclusive License Agreement, by and between Sigilon Therapeutics, Inc. and Eli Lilly and Company, dated April 2, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.16+

Sigilon Therapeutics, Inc. 2016 Stock Option and Grant Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.17+

Form of Incentive Stock Option Agreement under the Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.18+

Form of Nonstatutory Stock Option Agreement under the Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.19+

Offer Letter, between Sigilon Therapeutics, Inc. and Rogerio Vivaldi Coelho, M.D., dated April 23, 2018 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.20+

Severance Waiver and Offer Letter Amendment, between Sigilon Therapeutics, Inc. and Rogerio Vivaldi Coelho, M.D., dated October 26, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.21+

Offer Letter, between Sigilon Therapeutics, Inc. and Glenn Reicin, dated May 8, 2019 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.22+

Offer Letter, between Sigilon Therapeutics, Inc. and Devyn Smith, dated March 25, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.23+

Consulting Agreement between Sigilon Therapeutics, Inc. and Devyn Smith, dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-39746))

10.24+*	Offer Letter, between Sigilon Therapeutics, Inc. and May Orfali, M.D. dated October 27, 2021

10.25+*	Offer Letter, between Sigilon Therapeutics, Inc. and Philip Ashton-Rickardt, dated May 25, 2021

10.26+*	Offer Letter, between Sigilon Therapeutics, Inc. and Deya Corzo, M.D. dated September 26, 2018

10.27+*	Letter Agreement, dated August 4, 2021, between the Company and Deya Corzo, M.D.

10.28+*	Consulting Agreement, dated October 13, 2021, between the Company and May Orfali, M.D.

10.29+	Form of Non-Chief Executive Officer Severance Waiver and Offer Letter Amendment (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.30+

Stock Restriction Agreement, between Sigilon Therapeutics, Inc. and Daniel G. Anderson, dated February 10, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.31+

Stock Restriction Agreement, between Sigilon Therapeutics, Inc. and Robert S. Langer, dated February 5, 2016 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.32+

Sigilon Therapeutics, Inc. Amended and Restated Severance and Change in Control Policy (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.33+	Sigilon Therapeutics, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.34+	Sigilon Therapeutics, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.35+	Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.36+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.37+	Form of Non-Statutory Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.38+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.39+	Sigilon Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)
*	Filed herewith
+	Indicates management contract or compensatory plan
++	Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer (Principal executive officer)
Date:	March 14, 2022

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rogerio Vivaldi Coelho, M.D.	President, Chief Executive Officer and Director	March 14, 2022
Rogerio Vivaldi Coelho, M.D.	(Principal Executive Officer)

/s/ Josias Pontes	Senior Vice President, Acting Chief Financial Officer	March 14, 2022
Josias Pontes	(Principal Accounting and Principal Financial Officer)

/s/ Doug Cole, M.D.	Chairman of the Board of Directors	March 14, 2022
Doug Cole, M.D.

/s/ John Cox	Director	March 14, 2022
John Cox

/s/ Stephen Oesterle, M.D.	Director	March 14, 2022
Stephen Oesterle, M.D.

/s/ Kavita Patel, M.D.	Director	March 14, 2022
Kavita Patel, M.D.

/s/ Robert Ruffolo, Jr., Ph.D.	Director	March 14, 2022
Robert Ruffolo, Jr., Ph.D.

/s/ Eric Shaff	Director	March 14, 2022
Eric Shaff

/s/ Brooke Story	Director	March 14, 2022
Brooke Story