Form 10-Q
period 2022-03-31
Sigilon Therapeutics, Inc.
filed 2022-05-12
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 32,399,257 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the initiation, timing, enrollment, progress and results of our research and development programs, preclinical studies and clinical trials, the timing and enrollment of our clinical trial for SIG-005 and the submission or approval of INDs or CTAs for our other product candidates, including SIG-002;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our plan to develop next generation product candidates designed to penetrate the blood brain barrier;
●	our ability to leverage our initial programs to develop additional product candidates using the SLTx platform and our ability to leverage the modularity of our SLTx platform across our lysosomal disease programs;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	our ability to treat, identify or otherwise expand or access the target populations of our programs;
●	our ability to identify and enter into future license agreements and collaborations; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,487	$107,143
Marketable securities	38,618	16,213
Accounts receivable (inclusive of $23 and $23 from a related party at March 31, 2022 and December 31, 2021, respectively)	62	59
Prepaid expenses and other current assets	6,234	2,729
Restricted cash—current	250	250
Total current assets	109,651	126,394
Property and equipment, net	3,689	3,994
Right‑of‑use assets	11,708	12,863
Restricted cash	1,118	1,118
Total assets	$126,166	$144,369
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,040	$2,344
Accrued expenses and other current liabilities	8,060	8,998
Lease liabilities, current portion	4,407	4,845
Current portion of long‑term debt	3,333	1,667
Deferred revenue from related party, current portion	19,206	17,034
Total current liabilities	37,046	34,888
Deferred revenue from related party, net of current portion	—	5,333
Lease liability, net of current portion	7,721	8,577
Long‑term debt, net of discount and current portion	16,811	18,411
Total liabilities	$61,578	$67,209
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at March 31, 2022 and December 31, 2021; 32,399,257 and 32,359,895 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	32	32
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid‑in capital	292,043	290,377
Accumulated other comprehensive income	(389)	(10)
Accumulated deficit	(227,098)	(213,239)
Total stockholders’ equity	64,588	77,160
Total liabilities and stockholders’ equity	$126,166	$144,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Collaboration revenue (inclusive of $3,161 and $2,932 from a related party for the three months ended March 31, 2022 and 2021, respectively)	$3,165	$2,958
Operating expenses:
Research and development	11,618	15,985
General and administrative	5,024	5,540
Total operating expenses	16,642	21,525
Loss from operations	(13,477)	(18,567)
Other income (expense), net:
Interest income	64	86
Interest expense	(491)	(488)
Other income (expense)	45	(4)
Total other expense, net	(382)	(406)
Net loss	$(13,859)	$(18,973)
Net loss per share—basic and diluted	$(0.43)	$(0.60)
Weighted average common stock outstanding—basic and diluted	32,360,786	31,487,710

Other comprehensive loss
Unrealized loss on marketable debt securities	(379)	—
Total other comprehensive loss	(379)	—
Total comprehensive loss	$(14,238)	$(18,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of

Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid‑In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2021	32,359,895	$32	$290,377	$(10)	$(213,239)	$77,160
Issuance of common stock upon exercise of stock options	833	—	1	—	—	1
Issuance of ESPP shares	38,529	—	47	—	—	47
Stock‑based compensation expense	—	—	1,618	—	—	1,618
Unrealized loss on marketable debt securities	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(13,859)	(13,859)
Balances at March 31, 2022	32,399,257	$32	$292,043	$(389)	$(227,098)	$64,588

Balances at December 31, 2020	31,464,989	$31	$282,053	$—	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	36,963	1	144	—	—	145
Stock‑based compensation expense	—	—	1,704	—	—	1,704
Net loss	—	—	—	—	(18,973)	(18,973)
Balances at March 31, 2021	31,501,952	$32	$283,901	$—	$(154,901)	$129,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,859)	$(18,973)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	316	247
Gain on disposal of fixed assets	(20)	—
Stock‑based compensation expense	1,618	1,704
Non‑cash lease expense	1,223	1,197
Non‑cash interest expense	66	67
Amortization of premium on marketable securities	35	—
Changes in operating assets and liabilities:
Accounts receivable	(3)	37
Prepaid expenses and other current assets	(3,336)	(2,329)
Accounts payable	(186)	578
Accrued expenses and other current liabilities	(819)	(991)
Lease liabilities	(1,362)	(1,292)
Deferred revenue	(3,161)	(2,918)
Net cash used in operating activities	(19,488)	(22,673)
Cash flows from investing activities:
Purchases of marketable securities	(22,819)	—
Purchase of property and equipment	(397)	(290)
Net cash used in investing activities	(23,216)	(290)
Cash flows from financing activities:
Payments of deferred offering costs	—	(622)
Proceeds from employee equity plans	48	145
Net cash provided by (used in) financing activities	48	(477)
Net decrease in cash, cash equivalents and restricted cash	(42,656)	(23,440)
Cash, cash equivalents and restricted cash at beginning of period	108,511	203,422
Cash, cash equivalents and restricted cash at end of period	$65,855	$179,982
Supplemental disclosure of cash flow information:
Cash paid for interest	$420	$420
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$68	$564
Receivable for proceeds from the sale of property and equipment in prepaid expenses and other current assets	$169	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$85	$108

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity (deficit) and cash flows as of and for the periods presented. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the 2021 Form 10-K and are updated, as necessary, in subsequent Form 10-Q filings.

Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

From its inception through March 31, 2022, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $13.9 million for the three months ended March 31, 2022 and $77.3 million for the year ended December 31, 2021. In addition, as of March 31, 2022, the Company had an accumulated deficit of $227.1 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $103.1 million as of March 31, 2022 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2022 and December 31, 2021, all of the Company’s accounts receivable were related to two customers. As of March 31, 2022 and December 31, 2021, 36% and 39%,

respectively, of the Company’s total receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8).

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for public business entities, for fiscal years beginning after December 15, 2020, and for all other entities, for fiscal years beginning after December 15, 2021 and the Company adopted ASU 2016-13 on January 1, 2022. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

3. Fair Value Measurements and marketable securities

Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2021 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2021, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair value measurements as of
	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$28,897	$—	$—	$28,897
Commercial paper	—	20,158	—	20,158
U.S. Treasuries	—	4,999	—	4,999
Total cash equivalents	$28,897	$25,157	$—	$54,054
Marketable securities
Corporate bonds	$—	$25,735	$—	$25,735
Commercial paper	—	10,654	—	10,654
U.S. Government Agencies	—	1,235	—	1,235
U.S. Treasuries	—	994	—	994
Total marketable securities	$—	$38,618	$—	$38,618
Total	$28,897	$63,775	$—	$92,672

	Fair value measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,847	$—	$—	$50,847
Commercial paper	—	25,995	—	25,995
Corporate bonds	—	1,000	—	1,000
Total cash equivalents	$50,847	$26,995	$—	$77,842
Marketable securities
Corporate bonds	$—	$10,238	$—	$10,238
Commercial paper	—	5,975	—	5,975
Total marketable securities	$—	$16,213	$—	$16,213
Total	$50,847	$43,208	$—	$94,055

Marketable Securities

The following tables summarizes the Company’s available-for-sale marketable debt securities as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair value measurements as of
	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$26,052	$—	$(317)	$—	$25,735
Commercial paper	10,704	—	(50)	—	10,654
U.S. Treasuries	1,248	—	(13)	—	1,235
U.S. Government Agencies	998	—	(4)	—	994
Total	$39,002	$—	$(384)	$—	$38,618

	Fair value measurements as of
	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Total
Commercial paper	$10,244	$—	$(6)	$10,238
Corporate bonds	5,977	—	(2)	5,975
Total	$16,221	$—	$(8)	$16,213

No declines in value were deemed to be other than temporary during the three months ended March 31, 2022 and the year ended December 31, 2021.

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Maturities in one year or less	$23,459	$9,004
Maturities between one and two years	15,159	7,209
Total	$38,618	$16,213

As of March 31, 2022 and December 31, 2020 the Company did not have any other financial assets and liabilities that were measured at fair value on a recurring basis.

The carrying value of the Company’s long-term debt approximates its fair value at March, 31 2022 and December 31, 2021 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$6,301	$6,297
Leasehold improvements	78	78
Furniture and fixtures	620	620
Computers and software	141	163
	7,140	7,158
Less: Accumulated depreciation and amortization	(3,451)	(3,164)
Total property and equipment, net	$3,689	$3,994

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Employee compensation and benefits	$1,154	$3,071
External research and development costs	6,127	5,056
Legal and professional fees	593	656
Other	186	215
Total accrued expenses and other current liabilities	$8,060	$8,998

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2021 Form 10-K.

As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	(3,333)	(1,667)
Long‑term debt, net of current portion	16,667	18,333
Final debt payment liability	700	700
Debt discount, net of accretion	(556)	(622)
Long‑term debt, net of discount and current portion	$16,811	$18,411

As of March 31, 2022 and December 31, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.47% and 8.40%, respectively.

The estimated future principal payments due were as follows (in thousands):

March 31,
2022
2022 (Remaining nine months)	$1,666
2023	6,667
2024	6,667
2025	5,000
2026	—
$20,000

As of March 31, 2022, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2022, there were 882,827 shares available for issuance under the 2020 Employee Stock Purchase Plan and 1,725,763 shares available for issuance under the 2020 Equity Incentive Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended
	March 31,
	2022	2021
Risk-free interest rate	1.61%	0.66%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.1
Expected volatility	84.28%	78.39%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2021	3,138,646	$10.74	7.6	$328
Options granted	2,250,674	2.39
Options cancelled	(385,026)	7.11
Options exercised	(833)	0.57
Outstanding and expected to vest at March 31, 2022	5,003,461	7.27	8.4	94
Exercisable at March 31, 2022	1,718,102	$6.83	6.6	$94

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 were less than $0.1 million and $1.0 million, respectively. The weighted average grant date fair value of stock options during the three months ended March 31, 2022 and 2021 were $1.69 and $26.64, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2021:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2021	275,400	$5.57
Forfeited	(53,500)	5.60
Unvested shares as of March 31, 2022	221,900	$5.56

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$516	$839
General and administrative	1,102	865
	$1,618	$1,704

As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards and units was $16.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

8. License and Collaboration Agreement

Lilly License and Collaboration Agreement

On April 2, 2018, the Company entered into a License and Collaboration Agreement with Lilly (the “2018 Lilly Agreement”). Under the 2018 Lilly Agreement, the Company granted Lilly an exclusive worldwide, royalty-bearing license, including the right to grant sublicenses, to the Company’s encapsulation technology applied to islet cells. The Company is responsible for research and development activities, including supply and manufacturing activities, through investigational new drug (“IND”) filing readiness for the first product candidate, including costs up to $47.5 million and certain supply and manufacturing of products and materials in Phase 1 clinical trials and for clinical and commercial use following Phase 1 clinical trials; provided, however, that, pursuant to an amendment to the 2018 Lilly Agreement entered in May 2022, Lilly may take on certain research and development activities, at its own cost and expense, including supply and manufacturing activities. In addition, Lilly will be responsible for development and commercialization of any licensed product post-IND filing readiness and research and development costs for the IND product candidate above the $47.5 million cost threshold. Lilly is also responsible for all research, development and commercialization related to any subsequent product candidate. The parties are collaborating with the intent of developing encapsulated cell therapies for the potential treatment of type 1 diabetes. The activities under the agreement are governed by a joint research committee (“JRC”), which meets quarterly and consists of at least three members each from the Company and Lilly.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of March 31, 2022 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three months ended March 31, 2022, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the three months ended March 31, 2022, there has been an increase to the total estimated costs expected to be incurred of $1.8 million verse the estimate as of December 31, 2021. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the three months ended March 31, 2022, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $1.6 million and the Phase 1 supply performance obligation increased by $0.2 million.

During the three months ended March 31, 2022 and 2021, the Company recognized $3.2 million and $2.9 million, respectively, of collaboration revenue. As of March 31, 2022 and December 31, 2021, the Company recorded as a contract liability deferred revenue of $19.2 million and $22.4 million, respectively, of which $19.2 million and $17.0 million, respectively, were classified as current liabilities in the accompanying balance sheet. As of March 31, 2022 and December 31, 2021, the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.75 years and 2.0 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended March 31,

	2022	2021
Deferred revenues at beginning of period	$22,367	$31,777
Revenues deferred during the period	—	—
Revenues recognized during the period	(3,161)	(2,918)
Deferred revenues at end of period	$19,206	$28,859

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

10. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(13,859)	$(18,973)
Net loss attributable to common stockholders	$(13,859)	$(18,973)
Denominator:
Weighted average common stock outstanding—basic and diluted	32,360,786	31,487,710
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.60)

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

	Three Months Ended March 31,
	2022	2021
Warrants to purchase common stock	19,044	19,044
Unvested restricted stock units	221,900	—
Stock options to purchase common stock	5,003,461	4,638,399
	5,244,405	4,657,443

11. Related Party Transactions

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three months ended March 31, 2022 and 2021, the Company recognized $3.2 million and $2.9 million, respectively, of related party revenue associated with Lilly collaboration agreements. As of March 31, 2022 and December 31, 2021, the Company had deferred revenue related to the collaboration agreements with Lilly of $19.2 million and $22.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables with Lilly.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and the initial term ended on December 31, 2021. Under this agreement, the Company recorded other income, net, of less than $0.1 million during the three months ended March 31, 2021 and the Company received cash payments of less than $0.1 million during the three months ended March 31, 2021.

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced on February 1, 2022 and continues for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a fee based on the portfolio company’s occupancy of the office and laboratory space. Under this agreement, the Company recorded other income, net, of less than $0.1 million during the three months ended March 31, 2022. The Company also agreed to sell to the portfolio company of Flagship Pioneering, certain fixed assets of the Company for $0.2 million. The Company did not receive cash payments during the three months ended March 31, 2022 and as of March 31, 2022 the Company had $0.5 million of outstanding receivables under these agreements that were recorded within other current assets.

12. Subsequent Event

On April 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering.

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

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through March 31, 2022, we have received gross proceeds of $144.9 million from the sale of common stock in the IPO, $142.4 million from sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs up to $47.5 million.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $13.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $227.1 million and cash, cash equivalents and marketable securities totaling $103.1 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

Our Shielded Living Therapeutics Platform and Prioritized Areas of Development

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

In December 2021, we announced a strategic reprioritization focusing our development efforts on mucopolysaccharidosis type 1, or MPS-1, diabetes and platform optimization. Our programs and most advanced clinical-stage and pre-clinical product candidates are outlined below:

MPS-1: SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector to express human α-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed to treat the non-neurological manifestations of mucopolysaccharidosis type 1, or MPS-1, in patients with the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the U.S. Food and Drug Administration, or FDA, in December 2020 and by the European Commission in October 2021. We have completed pre-IND and scientific advisory meetings with the FDA, the Medicines and Healthcare products Regulatory Agency, or MHRA, and the Brazilian Health Regulatory Agency, or ANVISA. We received a Clinical Trial Application, or CTA, clearance, for SIG-005 in the United Kingdom in the third quarter of 2021 and a CTA acceptance for SIG-005 in Brazil in the first quarter of 2022.  Prior to initiating this study, we expect to submit amendments to the CTAs for SIG-005 in the United Kingdom and Brazil in the second half of 2022.

We believe our product candidates for lysosomal diseases can leverage the well understood mechanism of enzyme replacement therapies, or ERTs, by using engineered cells to express functional human enzyme or other protein that more closely resemble normal physiology in a continuous manner.  We are also developing next-generation product candidates to address the neurological manifestations of lysosomal diseases, starting with MPS-1, using transporter molecules designed to penetrate the blood brain barrier and molecules designed to extend plasma half-life.

Diabetes: SIG-002 is our product candidate designed to replace islet cells for the treatment of Type 1 Diabetes, or T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Eli Lilly and Company, or Lilly, to develop cell therapies for the treatment of T1D, including SIG-002. Under the terms of the partnership, we are currently leading execution of the program through Investigational New Drug, or IND, submission and Lilly, a global leader in diabetes, will develop and commercialize the program worldwide. We expect to conduct IND-enabling studies for SIG-002 in 2023.

Platform optimization: We are continuing to optimize our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials to pioneer a new class of therapeutics. In November 2021, we reported that spheres covered with pericapsular fibrotic overgrowth, or PFO, were observed during a retrieval procedure in its Phase 1/2 study of SIG-001 in severe or moderately severe hemophilia A. With the modularity of the SLTx platform, we are evaluating changes designed to modulate or otherwise reduce the potential for a patient’s immune response to our product candidates.

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

Collaboration Revenue

In April 2018, we entered into a License and Collaboration Agreement with Lilly, or the 2018 Lilly Agreement. Under the 2018 Lilly Agreement, we granted Lilly an exclusive worldwide, royalty-bearing license, including the right to grant sublicenses, to our encapsulation technology applied to islet cells. We are responsible for our own costs and expenses associated with pre-clinical development of a product candidate, and completion of the studies and other criteria required for filing the first IND, up to $47.5 million; provided, however, pursuant to an amendment to the 2018 Lilly Agreement entered in May 2022, Lilly may take on certain research and development activities, at its own cost and expense, including supply and manufacturing activities. Lilly is responsible for filing the first IND, all subsequent clinical development and commercialization, all research, development and commercialization for any subsequent product candidates, as well as reimbursing us for research and development costs required for filing the first IND related to the first developed product candidate that exceed $47.5 million.

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

Other Income (Expense)

Other expense consists primarily of losses on the disposal of fixed assets, net foreign exchange losses and net sublease income from subleasing a portion of our facilities.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2022 or 2021.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and policies discussed in our Annual Report on Form

10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022.

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$3,165	$2,958	$207
Operating expenses:
Research and development	11,618	15,985	(4,367)
General and administrative	5,024	5,540	(516)
Total operating expenses	16,642	21,525	(4,883)
Loss from operations	(13,477)	(18,567)	5,090
Other income (expense):
Interest income	64	86	(22)
Interest expense	(491)	(488)	(3)
Other expense	45	(4)	49
Total other expense, net	(382)	(406)	24
Net loss and comprehensive loss	$(13,859)	$(18,973)	$5,114

Revenue

Revenue was $3.2 million for the three months ended March 31, 2022, compared to $3.0 million for the three months ended March 31, 2021. The increase in revenue of $0.2 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. We recognizes revenue under the 2018 Lilly Agreement based on the input method and as the costs incurred increased by $0.2 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 the income recognized also increased.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑005	$1,869	$1,564	$305
SIG‑002	2,727	2,616	111
SIG‑001	1,457	1,581	(124)
SIG‑007	197	695	(498)
Platform and pipeline development	2,006	4,460	(2,454)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	2,513	4,030	(1,517)
Facility related and other	849	1,039	(190)
Total research and development expenses	$11,618	$15,985	$(4,367)

Research and development expenses were $11.6 million for the three months ended March 31, 2022, compared to $16.0 million for three months ended March 31, 2021. The decrease in research and development expenses was primarily related to decreased ongoing platform and pipeline development activities, personnel expenses and our SIG-007 program, which were offset by increases in our SIG-005 program. The decrease in platform and pipeline development, personnel expenses and SIG-007 and the increase in SIG-005 is primarily due to our reprioritization of the development of MPS-1, diabetes and platform optimization following the Company’s restructuring activities in December 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $5.0 million, compared to $5.5 million for the three months ended March 31, 2021. General and administrative expenses for the three months ended March 31, 2022 versus March 31, 2021 decreased by $0.5 million as a result of decreased personnel expenses primarily in connection with our restructuring activities that occurred in December 2021.

Other expense, net

Other expense, net, for each of the three months ended March 31, 2022 and 2021 was $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through March 31, 2022, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $103.1 million.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(19,488)	$(22,673)
Net cash used in investing activities	(23,216)	(290)
Net cash provided by (used in) financing activities	48	(477)
Net decrease in cash, cash equivalents and restricted cash	$(42,656)	$(23,440)

Operating Activities

During the three months ended March 31, 2022, operating activities used $19.5 million of cash, primarily resulting from our net loss of $13.9 million and net cash used in changes in our operating assets and liabilities of $8.9 million, partially offset by non-cash charges of $3.2 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $3.2 million decrease in deferred revenue, $3.0 million increase in prepaid expenses and other current assets, a $1.4 million decrease in lease liabilities, a $1.0 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.4 million increase in accounts receivable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The increase in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The decrease in accounts payables and accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The increase in accounts receivable was the result of timing of collections.

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

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $23.2 million and consisted of $22.8 million in purchases of marketable securities and $0.4 million in purchases of laboratory equipment and furniture and fixtures.

During the three months ended March 31, 2021, cash used in investing activities was $0.3 million and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million and consisted of proceeds from the exercise of common stock options.

During the three months ended March 31, 2021, cash used in financing activities was $0.4 million. The cash used in financing activities consisted of $0.6 million for the payment of deferred offering costs associated with our initial public offering and was offset by $0.2 million that was provided from the exercise of common stock options.

Loan and security agreement

In September 2020, we entered into the 2020 Credit Facility, with Oxford Finance LLC, or Oxford, and paid off in full our borrowings under the 2019 Credit Facility with a portion of the proceeds from the 2020 Credit Facility. The 2020 Credit Facility provided for an initial term loan borrowing in an aggregate amount of $20.0 million. The Company elected not to borrow any additional eligible borrowings under the 2020 Credit Facility. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to the greater of 8.40% and the sum of U.S. Dollar LIBOR rate reported on the Wall Street Journal plus 8.23%.

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

As of March 31, 2022 and December 31, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 8.47% and 8.40%, respectively.

As of March 31, 2022, we were in compliance with all covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Since inception, we have incurred significant operating losses. Our net loss was $13.9 million and $77.3 million for the three months ended March 31, 2022 and for the year ended December 31, 2021, respectively. As of March 31  2022, we had an accumulated deficit of $227.1 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	investigate the preliminary results from our Phase 1/2 clinical trial for SIG-001, including the reported SAE, and the finding of PFO;
●	incur the cost of patient treatment for medical events related to the SAE reported in our Phase 1/2 clinical trial for SIG-001 if we are asked to pay for such treatments;
●	initiate clinical trials for SIG-005 or any other product candidates;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	conduct preclinical studies for our product candidates;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development and manufacturing personnel;
●	continue to hire and retain clinical and commercial personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	develop an automated encapsulation system for future commercial scale manufacturing of our SLTx platform or otherwise build or expand our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and

●	operate as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of March 31, 2022 of $103.1 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into 2024. If we obtain marketing approval for SIG-005 any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including through our at-the-market, or ATM, equity offering program, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and possibly other restrictions.

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

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-005 for MPS-1. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia reveal that either the reported SAE or the finding of PFO was as a result of any underlying problem with our SLTx platform, then we may be required to discontinue development of all of our product candidates and our portfolio of product candidates would have little value.

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

We are early in our development efforts and have focused our research and development efforts to date on select indications, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. We initiated our first-in-human trial for SIG-001, which has been placed on clinical hold by the FDA. We have completed IND-enabling studies for one of our other product candidates, SIG-005 and we are conducting IND-enabling studies for our other product candidates, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all. Our future success depends heavily on the successful development of our product candidates.

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

In addition, disruptions caused by the COVID-19 pandemic, including new variants of the COVID-19 virus, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, and the duration of the COVID-19 pandemic may lead to an increase in the frequency at which our patient population receives additional doses of vaccines against the COVID-19 virus, new variants of the COVID-19 virus, or other common viruses, which could result in disqualification from our current or future clinical trials and lead to delay in the development of our product candidates. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit or sufficient benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes.

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

In addition, the patient populations that SIG-001, SIG-005 or any other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to review preliminary results of our Phase 1/2 clinical trial of SIG-001, including the finding of spheres with PFO and the reported SAE, identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the COVID-19 pandemic has to patient enrollment or treatment or the execution of SIG-005 or any other product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results. Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for SIG-005 and any other product candidates in geographies that continue to be affected by the COVID-19 pandemic. Some additional factors from the coronavirus outbreak that will delay or otherwise adversely affect future enrollment in the clinical trials of SIG-005 or any other product candidates, as well as our business generally, include:

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. The uncertain nature, magnitude and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Select Market. To maintain the listing of our common stock on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our common stock. Our common stock is currently closing below the minimum $1.00 bid price. If the bid price for our common stock continues to close below the minimum $1.00 bid price per share, we may risk not being in compliance with Nasdaq’s requirements for continued listing.  In such circumstances, to regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days, among other requirements. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Select Market. To regain compliance, we would need to consider alternatives to resolve any listing deficiency, such as, subject to approval of our Board of Directors and stockholders, implementing a reverse stock split. However, there can be no assurance that a reverse stock split would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were delisted, we could seek to list our common stock on The Nasdaq Capital Market or trade our common stock on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our common stock and impede our ability to raise capital.

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

3.3

Third Amended and Restated Investors’ Rights Agreement, by and among Sigilon Therapeutics, Inc. and the investors party thereto, dated as of October 23, 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

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

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date:	May 12, 2022

By:	/s/ Josias Pontes
Josias Pontes
Senior Vice President, Acting Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	May 12, 2022