Form 10-Q
period 2022-06-30
Sigilon Therapeutics, Inc.
filed 2022-08-04
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, there were 32,399,257 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding

Sigilon Therapeutics, Inc.

S

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.
●	The results of our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia A or a failure of SIG-005 in clinical development could adversely affect our business and may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	We only have preliminary data from the patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events in addition to the serious adverse event reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.
●	If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for SIG-001, SIG-005 or any other product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.
●	If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,545	$107,143
Marketable securities	53,662	16,213
Accounts receivable (inclusive of $23 and $23 from a related party at June 30, 2022 and December 31, 2021, respectively)	23	59
Prepaid expenses and other current assets	3,602	2,729
Restricted cash—current	339	250
Total current assets	92,171	126,394
Property and equipment, net	3,401	3,994
Right‑of‑use assets	10,817	12,863
Restricted cash	1,029	1,118
Total assets	$107,418	$144,369
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,051	$2,344
Accrued expenses and other current liabilities	6,505	8,998
Lease liabilities, current portion	4,441	4,845
Current portion of long‑term debt	5,000	1,667
Deferred revenue from related party, current portion	16,323	17,034
Total current liabilities	33,320	34,888
Deferred revenue from related party, net of current portion	—	5,333
Lease liability, net of current portion	6,793	8,577
Long‑term debt, net of discount and current portion	15,218	18,411
Other liabilities	281	—
Total liabilities	55,612	67,209
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at June 30, 2022 and December 31, 2021; 32,399,257 and 32,359,895 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	32	32
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid‑in capital	293,774	290,377
Accumulated other comprehensive loss	(556)	(10)
Accumulated deficit	(241,444)	(213,239)
Total stockholders’ equity	51,806	77,160
Total liabilities and stockholders’ equity	$107,418	$144,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Collaboration revenue (inclusive of $2,883, $6,044, $2,662 and $5,606 from a related party for the three and six months ended June 30, 2022 and 2021, respectively)	$2,883	$2,704	$6,048	$5,662
Operating expenses:
Research and development	11,877	17,751	23,495	33,736
General and administrative	5,042	4,992	10,066	10,532
Total operating expenses	16,919	22,743	33,561	44,268
Loss from operations	(14,036)	(20,039)	(27,513)	(38,606)
Other income (expense), net:
Interest income	178	71	242	157
Interest expense	(543)	(494)	(1,034)	(982)
Other income	55	25	100	21
Total other expense, net	(310)	(398)	(692)	(804)
Net loss attributable to ordinary shareholders	$(14,346)	$(20,437)	$(28,205)	$(39,410)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.65)	$(0.87)	$(1.25)
Weighted average common stock outstanding—basic and diluted	32,399,257	31,571,704	32,380,128	31,529,939

Other comprehensive loss
Unrealized loss on marketable debt securities	(167)	—	(546)	—
Total other comprehensive loss	(167)	—	(546)	—
Total comprehensive loss	$(14,513)	$(20,437)	$(28,751)	$(39,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of

Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share amounts)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid‑In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2021	32,359,895	$32	$290,377	$(10)	$(213,239)	$77,160
Issuance of common stock upon exercise of stock options	833	—	1	—	—	1
Issuance of ESPP shares	38,529	—	47	—	—	47
Stock‑based compensation expense	—	—	1,618	—	—	1,618
Unrealized loss on marketable debt securities	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(13,859)	(13,859)
Balances at March 31, 2022	32,399,257	$32	$292,043	$(389)	$(227,098)	$64,588
Stock‑based compensation expense	—	—	1,731	—	—	1,731
Unrealized loss on marketable debt securities	—	—	—	(167)	—	(167)
Net loss	—	—	—	—	(14,346)	(14,346)
Balances at June 30, 2022	32,399,257	$32	$293,774	$(556)	$(241,444)	$51,806

Balances at December 31, 2020	31,464,989	$31	$282,053	$—	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	36,963	1	144	—	—	145
Stock‑based compensation expense	—	—	1,704	—	—	1,704
Net loss	—	—	—	—	(18,973)	(18,973)
Balances at March 31, 2021	31,501,952	$32	$283,901	$—	$(154,901)	$129,032
Issuance of common stock upon exercise of stock options	362,068	—	486	—	—	486
Stock‑based compensation expense	—	—	1,986	—	—	1,986
Net loss	—	—	—	—	(20,437)	(20,437)
Payment of deferred offering costs	—	—	—	—	—	—
Balances at June 30, 2021	31,864,020	$32	$286,373	$—	$(175,338)	$111,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,205)	$(39,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	633	510
Gain on disposal of fixed assets	(20)	—
Stock‑based compensation expense	3,349	3,690
Non‑cash lease expense	2,114	2,367
Non‑cash interest expense	140	134
Amortization of premium on marketable securities	45	—
Changes in operating assets and liabilities:
Accounts receivable	36	(1)
Prepaid expenses and other current assets	(873)	(1,882)
Accounts payable	(1,095)	3,046
Accrued expenses and other current liabilities	(2,374)	898
Other liabilities	281	—
Lease liabilities	(2,256)	(2,464)
Deferred revenue	(6,044)	(5,548)
Net cash used in operating activities	(34,269)	(38,660)
Cash flows from investing activities:
Purchases of marketable securities	(41,040)	—
Proceeds from maturities of marketable securities	3,000	—
Purchase of property and equipment	(506)	(997)
Proceed from the sale of fixed assets	169	—
Net cash used in investing activities	(38,377)	(997)
Cash flows from financing activities:
Payments of deferred offering costs	—	(622)
Proceeds from employee equity plans	48	631
Net cash provided by financing activities	48	9
Net decrease in cash, cash equivalents and restricted cash	(72,598)	(39,648)
Cash, cash equivalents and restricted cash at beginning of period	108,511	203,422
Cash, cash equivalents and restricted cash at end of period	$35,913	$163,774
Supplemental disclosure of cash flow information:
Cash paid for interest	$888	$845
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$68	$564
Purchases of property and equipment included in accounts payable and accrued expenses	$5	$187

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

From its inception through June 30, 2022, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $14.3 million and $28.2 million for the three and six months ended June 30, 2022, respectively, and $77.3 million for the year ended December 31, 2021. In addition, as of June 30, 2022, the Company had an accumulated deficit of

$241.4 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $88.2 million as of June 30, 2022 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, research and development expenses and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2022, the Company’s accounts receivable was related to one customer and as of December 31, 2021, the Company’s accounts receivable were related to two customers. As of June 30, 2022 and December 31, 2021, 100% and 39%, respectively, of the Company’s total receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8).

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

3. Fair Value Measurements and marketable securities

Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2022 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and six months ended June 30, 2022, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair value measurements as of
	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$16,948	$—	$—	$16,948
Commercial paper	—	11,494	—	11,494
U.S. Treasuries	—	999	—	999
Total cash equivalents	16,948	12,493	—	29,441
Marketable securities
Corporate bonds	—	24,898	—	24,898
Commercial paper	—	16,624	—	16,624
U.S. Government Agencies	—	1,230	—	1,230
U.S. Treasuries	—	10,910	—	10,910
Total marketable securities	—	53,662	—	53,662
Total	$16,948	$66,155	$—	$83,103

	Fair value measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,847	$—	$—	$50,847
Commercial paper	—	25,995	—	25,995
Corporate bonds	—	1,000	—	1,000
Total cash equivalents	50,847	26,995	—	77,842
Marketable securities
Corporate bonds	—	10,238	—	10,238
Commercial paper	—	5,975	—	5,975
Total marketable securities	—	16,213	—	16,213
Total	$50,847	$43,208	$—	$94,055

Marketable Securities

The following tables summarizes the Company’s available-for-sale marketable debt securities as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair value measurements as of
	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$25,316	$—	$(418)	$—	$24,898
Commercial paper	16,703	—	(79)	—	16,624
U.S. Treasuries	1,250	—	(20)	—	1,230
U.S. Government Agencies	10,943	—	(33)	—	10,910
Total	$54,212	$—	$(550)	$—	$53,662

	Fair value measurements as of
	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Total
Commercial paper	$10,244	$—	$(6)	$10,238
Corporate bonds	5,977	—	(2)	5,975
Total	$16,221	$—	$(8)	$16,213

No declines in value were deemed to be other than temporary as of June 30, 2022 and December 31, 2021.

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Maturities in one year or less	$45,420	$9,004
Maturities between one and two years	8,242	7,209
Total	$53,662	$16,213

As of June 30, 2022 and December 31, 2021 the Company did not have any other financial assets and liabilities that were measured at fair value on a recurring basis.

The carrying value of the Company’s long-term debt approximates its fair value at June 30, 2022 and December 31, 2021 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$6,325	$6,297
Leasehold improvements	78	78
Furniture and fixtures	620	620
Computers and software	147	163
	7,170	7,158
Less: Accumulated depreciation and amortization	(3,769)	(3,164)
Total property and equipment, net	$3,401	$3,994

Depreciation and amortization expense for the three and six months ended June 30, 2022 and 2021 was $0.3 million, $0.6 million, $0.3 million and $0.5 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Employee compensation and benefits	$2,019	$3,071
External research and development costs	3,629	5,056
Legal and professional fees	605	656
Other	252	215
Total accrued expenses and other current liabilities	$6,505	$8,998

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2021 Form 10-K.

As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	(5,000)	(1,667)
Long‑term debt, net of current portion	15,000	18,333
Final debt payment liability	700	700
Debt discount, net of accretion	(482)	(622)
Long‑term debt, net of discount and current portion	$15,218	$18,411

As of June 30, 2022 and December 31, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 9.35% and 8.40%, respectively.

The estimated future principal payments due were as follows (in thousands):

June 30,
2022
2022 (Remaining six months)	$1,666
2023	6,667
2024	6,667
2025	5,000
2026	—
$20,000

As of June 30, 2022, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2022, there were 1,722,783 shares available for issuance under the 2020 Equity Incentive Plan and 882,827 shares available for issuance under the 2020 Employee Stock Purchase Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.61%	1.05%	1.69%	0.72%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.9	5.9	6.0	6.1
Expected volatility	83.87%	78.09%	84.25%	78.34%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2021	3,138,646	$10.74	7.6	$328
Options granted	2,453,590	2.29
Options cancelled	(560,962)	6.96
Options exercised	(833)	0.57
Outstanding and expected to vest at June 30, 2022	5,030,441	7.04	8.2	32
Exercisable at June 30, 2022	1,915,304	$7.39	6.6	$27

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2022 and 2021 were less than $0, less than $0.1 million, $3.6 million and $4.7 million, respectively. The weighted average grant date fair value of stock options during the three and six months ended June 30, 2022 and 2021 were $0.86, $1.63, $8.35 and $23.56 respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2021:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2021	275,400	$5.57
Forfeited	(77,500)	5.62
Unvested shares as of June 30, 2022	197,900	$5.55

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$549	$871	$1,064	$1,710
General and administrative	1,182	1,115	2,285	1,980
	$1,731	$1,986	$3,349	$3,690

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards and units was $14.0 million, which is expected to be recognized over a weighted average period of 2.4 years.

At-the-Market Offering

On April 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to our registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering. There were no sales under the Equity Distribution Agreement as of June 30, 2022.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of June 30, 2022 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the six months ended June 30, 2022, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the six months ended June 30, 2022, there has been an increase to the total estimated costs expected to be incurred of $6.1 million verse the estimate as of December 31, 2021. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the six months ended June 30, 2022, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $5.5 million and the Phase 1 supply performance obligation increased by $0.6 million.

During the three and six months ended June 30, 2022 and 2021, the Company recognized $2.9 million, $6.0 million, $2.6 million and $5.5 million, respectively, of collaboration revenue. As of June 30, 2022 and December 31, 2021, the Company recorded as a contract liability deferred revenue of $16.3 million and $22.4 million, respectively, of which $16.3 million and $17.0 million, respectively, were classified as current liabilities in the accompanying balance sheet. As of June 30, 2022 and December 31, 2021, the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 2.0 years.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred revenues at beginning of period	$19,206	$28,859	$22,367	$31,777
Revenues deferred during the period	—	—	—	—
Revenues recognized during the period	(2,883)	(2,630)	(6,044)	(5,548)
Deferred revenues at end of period	$16,323	$26,229	$16,323	$26,229

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

10. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,346)	$(20,437)	$(28,205)	$(39,410)
Net loss attributable to common stockholders	$(14,346)	$(20,437)	$(28,205)	$(39,410)
Denominator:
Weighted average common stock outstanding—basic and diluted	32,399,257	31,571,704	32,380,128	31,529,939
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.65)	$(0.87)	$(1.25)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase common stock	19,044	19,044	19,044	19,044
Unvested restricted stock units	197,900	—	197,900
Stock options to purchase common stock	5,030,441	4,058,046	5,030,441	4,058,046
	5,247,385	4,077,090	5,247,385	4,077,090

11. Related Party Transactions

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three and six months ended June 30, 2022 and 2021, the Company recognized $2.9 million, $6.0 million, $2.7 million and $5.6 million, respectively, of related party revenue associated with Lilly collaboration agreements. As of June 30, 2022 and December 31, 2021, the Company had deferred revenue related to the collaboration agreements with Lilly of $16.3 million and $22.4 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables with Lilly.

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

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced on February 1, 2022 and continues for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a fee based on the portfolio company’s occupancy of the office and laboratory space. Under this agreement, the Company recorded other income, net, of less than $0.1 million during the three and six months ended June 30, 2022. The Company received $1.4 million of cash payments during the three and six months ended June 30, 2022, and as of June 30, 2022, the Company had less than $0.1 million of outstanding receivables under these agreements that were recorded within other current assets.

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

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through June 30, 2022, we have received gross proceeds of $144.9 million from the sale of common stock in the IPO, $142.4 million from sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and payments of up to $250.0 million upon achievement of sales-based milestones for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs incurred over $47.5 million.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $14.3 million and $28.2 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $241.4 million and cash, cash equivalents and marketable securities totaling $88.2 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

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

MPS-1: SIG-005 is our product candidate that contains a cell line genetically modified with a non-viral vector to express human α-L-iduronidase, or IDUA, encapsulated within our spheres. SIG-005 is being developed to treat the non-neurological manifestations of mucopolysaccharidosis type 1, or MPS-1, in patients with the disease. We were granted Orphan Drug designation for SIG-005 for the treatment of MPS-1 by the U.S. Food and Drug Administration, or FDA, in December 2020 and by the European Commission in October 2021. We have completed pre-IND and scientific advisory meetings with the FDA, the Medicines and Healthcare products Regulatory Agency, or MHRA, and the Brazilian Health Regulatory Agency, or ANVISA. We received a Clinical Trial Application, or CTA, clearance, for SIG-005 in the United Kingdom in the third quarter of 2021 and a CTA acceptance for SIG-005 in Brazil in the first quarter of 2022.  Subject to our ongoing investigations, prior to initiating this study, we expect to submit amendments to the CTAs for SIG-005 in the United Kingdom and Brazil in the second half of 2022.

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

Platform optimization: We are continuing to optimize our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials to pioneer a new class of therapeutics. In November 2021, we reported that spheres covered with pericapsular fibrotic overgrowth, or PFO, were observed during a retrieval procedure in its Phase 1/2 study of SIG-001 in severe or moderately severe hemophilia A. With the modularity of the SLTx platform, we are evaluating changes designed to modulate or otherwise reduce the potential for a patient’s immune response to our product candidates, including SIG-005.

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

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the six months ended June 30, 2022 or 2021.

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

Results of Operations

Comparison of the Three Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$2,883	$2,704	$179
Operating expenses:
Research and development	11,877	17,751	(5,874)
General and administrative	5,042	4,992	50
Total operating expenses	16,919	22,743	(5,824)
Loss from operations	(14,036)	(20,039)	6,003
Other income (expense):
Interest income	178	71	107
Interest expense	(543)	(494)	(49)
Other expense	55	25	30
Total other expense, net	(310)	(398)	88
Net loss and comprehensive loss	$(14,346)	$(20,437)	$6,091

Revenue

Revenue was $2.9 million for the three months ended June 30 2022, compared to 2.7 million for the three months ended June 30, 2021. The increase in revenue of $0.2 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method and as the costs incurred increased by $0.3 million from the three months ended June 30, 2021 to the three months ended June 30, 2022, which was offset by the increase in the total estimated costs expected to be incurred.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑005	$2,551	$1,777	$774
SIG‑002	2,650	2,137	513
SIG‑001	1,011	1,545	(534)
SIG‑007	8	938	(930)
Platform and pipeline development	2,430	5,876	(3,446)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	2,563	4,370	(1,807)
Facility related and other	664	1,108	(444)
Total research and development expenses	$11,877	$17,751	$(5,874)

Research and development expenses were $11.9 million for the three months ended June 30, 2022, compared to $17.8 million for three months ended June 30, 2021. The decrease in research and development expenses was primarily related to decreased ongoing platform and pipeline development activities, personnel expenses and our SIG-007 program and SIG-001 programs, which were offset by increases in our SIG-005 and SIG-002 programs. The decrease in platform and pipeline development, personnel expenses and SIG-007 and the increase in SIG-005 and SIG-002 is primarily due to our reprioritization of the development of MPS-1, diabetes and platform optimization following the Company’s restructuring activities in December 2021.

General and Administrative Expenses

General and administrative expenses for each of the three months ended June 30, 2022 and 2021 were $5.0 million.

Other expense, net

Other expense, net, was $0.3 million for the three months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021. The decrease was primarily due to increased interest income associated with our marketable securities.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$6,048	$5,662	$386
Operating expenses:
Research and development	23,495	33,736	(10,241)
General and administrative	10,066	10,532	(466)
Total operating expenses	33,561	44,268	(10,707)
Loss from operations	(27,513)	(38,606)	11,093
Other income (expense):
Interest income	242	157	85
Interest expense	(1,034)	(982)	(52)
Other income (expense):	100	21	79
Total other expense, net	(692)	(804)	112
Net loss	$(28,205)	$(39,410)	$11,205

Revenue

Revenue was $6.0 million for the six months ended June 30, 2022, compared to $5.7 million for the six months ended June 30, 2021. The increase in revenue of $0.4 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method and as the costs incurred increased by $0.5 million from the six months ended June 30, 2021 to the six months ended June 30, 2022, which was offset by the increase in the total estimated costs expected to be incurred.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
SIG‑005	$4,422	$3,341	$1,081
SIG‑002	5,376	4,753	623
SIG‑001	2,468	3,126	(658)
SIG‑007	204	1,633	(1,429)
Platform and pipeline development	4,436	10,336	(5,900)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	5,075	8,400	(3,325)
Facility related and other	1,514	2,147	(633)
Total research and development expenses	$23,495	$33,736	$(10,241)

Research and development expenses were $23.5 million for the six months ended June 30, 2022, compared to $33.7 million for six months ended June 30, 2021. The decrease in research and development expenses was primarily related to decreased ongoing platform and pipeline development activities, personnel expenses and our SIG-007 and SIG-001 programs, which were offset by increases in our SIG-005 and SIG-002 programs. The decrease in platform and pipeline development, personnel expenses, SIG-001 and SIG-007 and the increase in SIG-005 and SIG-002 is primarily due to our reprioritization of the development of MPS-1, diabetes and platform optimization following the Company’s restructuring activities in December 2021.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $10.1 million, compared to $10.5 million for the six months ended June 30, 2021. General and administrative expenses for the six months ended June 30, 2022 compared to June 30, 2021 decreased by $0.4 million as a result of decreased personnel expenses primarily in connection with our restructuring activities that occurred in December 2021.

Other expense, net

Other expense, net, was $0.7 million for the six months ended June 30 2022, compared to $0.8 million for the three months ended June 30, 2021. The decrease was primarily due to increased interest income associated with our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through June 30, 2022, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $88.2 million.

On April 14, 2022, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We are not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to our registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:8.2
	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(34,269)	$(38,660)
Net cash used in investing activities	(38,377)	(997)
Net cash provided by financing activities	48	9
Net decrease in cash, cash equivalents and restricted cash	$(72,598)	$(39,648)

Operating Activities

During the six months ended June 30, 2022, operating activities used $34.3 million of cash, primarily resulting from our net loss of $28.2 million and net cash used in changes in our operating assets and liabilities of $12.3 million, partially offset by non-cash charges of $6.2 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $6.0 million decrease in deferred revenue, $3.5 million decrease in accounts payable and accrued expenses and other current liabilities, $2.3 million decrease in lease liabilities, $0.9 million decrease in prepaid expenses and other current assets, $0.3 million increase in other liabilities and less than $0.1 million increase in accounts receivable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in accounts payables and accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The decrease in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The decrease in accounts payables and accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The increase in accounts receivable was the result of timing of collections.

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

Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $38.4 million and consisted mainly of $38.0 million of net purchases of marketable securities and $0.5 million in purchases of laboratory equipment and furniture and fixtures, offset by proceeds from the sale of fixed assets of $0.2.

During the six months ended June 30, 2021, net cash used in investing activities was $1.0 million and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was less than $0.1 million and consisted of proceeds from employee equity plans.

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

As of June 30, 2022 and December 31, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 9.35% and 8.40%, respectively.

As of June 30, 2022, we were in compliance with all covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of our investigation of the serious adverse event and PFO reported in our Phase 1/2 clinical trial for SIG-001 in Hemophilia A and the costs of additional preclinical or clinical studies as may be requested by the FDA;
●	the cost of patient treatment for medical events related to the serious adverse event reported in our Phase 1/2 clinical trial for SIG-001 if and when we are asked to pay for such treatments;
●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes and the costs of any additional preclinical studies we may conduct as a result of our ongoing investigation into the results of our Phase 1/2 clinical trial of SIG-001;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of SIG-005 or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-005 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $14.3 million $28.2 million and $77.3 million for the three and six months ended June 30, 2022, and for the year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $241.4 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	investigate the preliminary results from our Phase 1/2 clinical trial for SIG-001, including the reported SAE, and the finding of PFO;
●	incur the cost of patient treatment for medical events related to the serious adverse event reported in our Phase 1/2 clinical trial for SIG-001 if we are asked to pay for such treatments;
●	initiate clinical trials for SIG-005 or any other product candidates;
●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	conduct preclinical studies for our product candidates;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development, manufacturing, quality and supply chain personnel;
●	continue to hire and retain clinical and commercial personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	scale up manufacturing and supply chain capacity to meet future commercial demand, including scaling up processes for cell culturing and automated encapsulation, and building or expanding our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and
●	operate as a public company.

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

In December 2021, we conducted a reduction in workforce, which represented approximately 38% of our full-time employee workforce. The reduction in workforce was primarily comprised of positions related to research, manufacturing, and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on our Mucopolysaccharidosis Type I, or MPS-1, and diabetes programs. As a result of the reduction in force, we incurred expenses of approximately $1.4 million, comprised of termination benefits including severance, benefits and other payroll-related charges. The expected cost savings and operational efficiencies from the restructuring activities were based on assumptions and expectations about our future needs and strategic priorities, which may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect, our business operations and financial results may be harmed. Further, the restructuring and possible additional cost containment measures have yielded and may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale. In addition, employees who were not affected by the reduction in force may seek alternate employment, which could result in us seeking contract support at unplanned additional expense or harm our productivity. In addition, due to our limited resources, we may not be able to manage our operations effectively or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements and loss of business opportunities. If our management is unable to manage this transition and reduction in force and additional cost containment measures effectively, we may not be able to implement our business strategy.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of June 30, 2022 of $88.2 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into 2024. If we obtain marketing approval for SIG-005 any other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

●	the costs of our investigation of the serious adverse event and PFO reported in our Phase 1/2 clinical trial for SIG-001 in Hemophilia A and the costs of additional preclinical or clinical studies as may be requested by the FDA;

●	the cost of patient treatment for medical events related to the serious adverse event reported in our Phase 1/2 clinical trial for SIG-001 if and when we are asked to pay for such treatments;
●	the timing of our investigations of the serious adverse event and PFO reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A;
●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes and the costs of any additional preclinical studies we may conduct as a result of our ongoing investigation into the results of our Phase 1/2 clinical trial of SIG-001;
●	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory reviews associated with SIG-005 or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for SIG-005 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

While we have certain preclinical programs in development, including SIG-002 for the treatment of Type 1 Diabetes, or T1D, and intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as SIG-005 for MPS-1. Since all of the product candidates in our current pipeline are based on the same SLTx platform, if our investigation of the preliminary results of our Phase 1/2 clinical trial of SIG-001 in Hemophilia reveal that either the reported serious adverse event or the finding of PFO was as a result of any underlying problem with our SLTx platform, then we may be required to make changes to our platform, including our cells, spheres or manufacturing processes, which may be difficult to implement or complete, or to discontinue development of all of our product candidates and our portfolio of product candidates would have little value.

In addition, a failure of SIG-005 in clinical development would also adversely affect our business. If SIG-005 fails in preclinical studies or clinical trials as a result of any underlying problem with our SLTx platform, then we may also be required to make changes to our platform or discontinue the development of all of our product candidates.

Further, the FDA or other regulatory authorities may not allow us to pursue further development of SIG-005 or any other of product candidates as a result of the issues presented by the serious adverse event reported in our Phase 1/2 clinical trial of SIG-001 or our finding of PFO, particularly if we are unable to demonstrate an acceptable risk-benefit profile for product candidates developed using our SLTx platform. If the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving SIG-005 or other product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such cases, our progress in the development of SIG-005 and other product candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

In addition, adverse developments in clinical trials of cell therapy products conducted by others or regulatory review of the serious adverse event that occurred in our Phase 1/2 clinical trial of SIG-001 or the finding of PFO, may cause the FDA or other oversight bodies to change the requirements for approval of our other product candidates, including, SIG-005. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates using on our SLTx platform. We have not yet commenced clinical trials for any product candidate other than SIG-001, which is currently subject to a clinical hold. Because most of our programs are in the research or preclinical stage, we have not yet been able to assess safety, tolerability or efficacy of our product candidates in humans, and there may be effects from treatment with any of our current or future product candidates that we cannot predict at this time. In connection with our investigations of the serious adverse event and of the PFO reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, we may also determine that changes to our platform, including our cells, spheres or manufacturing processes, are needed that may be difficult, costly, or timing-consuming to implement or complete. Additionally, our research programs may fail to identify product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture or dose, unmarketable, or unlikely to receive marketing approval.

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

In the third quarter of 2021, we announced that the MHRA accepted the CTA for our multicenter Phase 1/2 clinical trial of SIG-005 in MPS-1. We also filed a CTA with Brazil in July 2021, which was accepted in the first quarter of 2022. Based on the results of our ongoing investigations of PFO, we expect amendments to the CTAs for SIG-005 in the United Kingdom and Brazil will be required before initiating this study. We may pursue studies for SIG-005 in additional jurisdictions, or additional studies for SIG-005 and other product candidates, where we will be subject to equivalent processes and risks applicable to clinical trial applications in other countries.

Commercialization of our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many additional factors, including the following:

●	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND or CTA submission;
●	successful submissions of INDs or comparable foreign applications that allow commencement of our planned or future clinical trials, including resolving any clinical holds that may be imposed on such submissions;
●	successful initiation, enrollment in, and completion of, clinical trials;
●	positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
●	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization, or, CMO, or by us at a commercially viable cost;
●	obtaining and maintaining patent, trade secret, and other intellectual property protection and non-patent exclusivity for our product candidates;
●	launching commercial sales of the product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile of the product candidates following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	supplying the products at a price that is acceptable to the pricing or reimbursement authorities in different countries.

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

Our reported serious adverse event in our Phase 1/2 clinical trial of SIG-001 or any other serious adverse events, undesirable side effects or unexpected characteristics caused by any of the product candidates we may develop, or the delivery modes we rely on to administer them, such as PFO, could delay or prevent regulatory approval of the product candidates, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events in addition to the serious adverse event reported in our Phase 1/2 clinical trial of SIG-001 in Hemophilia A, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.

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

We have engaged and may in the future seek third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, pursuant to our agreement with Eli Lilly and Company, or Lilly, for the development of SIG-002, Lilly will be responsible for submitting an IND and all clinical development and commercialization activities following such IND submission, and may take over some or all of the research activities prior to such IND submission, at its cost. We will therefore depend on Lilly to design and conduct their clinical studies. If we enter into similar collaboration agreements for any of our other product candidates, we may also depend on partners to design and conduct clinical trials. As a result, we may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of SIG-002 or other product candidates we may decide to partner with third-party collaborators. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current or any future collaboration that we enter into.

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

Our common stock is currently listed on The Nasdaq Global Select Market. To maintain the listing of our common stock on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our common stock.  As previously disclosed, on June 22, 2022, we received a written notice, or Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer complied with the minimum bid price requirement of $1.00 for continued listing on The Nasdaq Global Select Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until December 19, 2022, to regain compliance with the minimum bid price requirement.  To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days, among other requirements. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Select Market. We are currently evaluating our alternatives to resolve this listing deficiency, such as, subject to approval of our Board of Directors and stockholders, implementing a reverse stock split. However, there can be no assurance that a reverse stock split would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were delisted, we could seek to list our common stock on The Nasdaq Capital Market or trade our common stock on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our common stock and impede our ability to raise capital.

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

10.1*++	First Amendment to Research Collaboration and Exclusive License Agreement by and among Sigilon Therapeutics, Inc. and Eli Lilly and Company, dated May 5, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
++	Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date:	August 4, 2022

By:	/s/ Josias Pontes
Josias Pontes
Senior Vice President, Acting Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	August 4, 2022