Form 10-Q
period 2022-09-30
Sigilon Therapeutics, Inc.
filed 2022-11-10
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, there were 32,456,737 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding

Sigilon Therapeutics, Inc.

S

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.
●	Negative results of preclinical or clinical studies of any of our product candidates may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	We only have preliminary data from the patients dosed with SIG-001 and no results from our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.
●	If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.
●	If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the timing and progress of our research and development programs and preclinical studies and the submission or approval of INDs or CTAs for our product candidates, including our plans to initiate IND-enabling studies for our optimized MPS-1 program in the second half of 2023, our plans to submit an Investigational New Drug, or IND, for our optimized MPS-1 program in 2024, and our plans to conduct IND-enabling studies for SIG-002 in 2023, with an expected IND submission in 2024;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
●	our plans to expand our pipeline of product candidates in 2023 to include certain expansion areas of development in lysosomal disease;
●	the impact of the COVID-19 pandemic on our business operations, including our research and development programs, preclinical studies and clinical trials;
●	our ability to identify and enter into future license agreements and collaborations; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$32,925	$107,143
Marketable securities	45,344	16,213
Accounts receivable (inclusive of $23 and $23 from a related party at September 30, 2022 and December 31, 2021, respectively)	23	59
Prepaid expenses and other current assets	2,084	2,729
Restricted cash—current	250	250
Total current assets	80,626	126,394
Property and equipment, net	3,053	3,994
Right‑of‑use assets	9,908	12,863
Restricted cash	1,031	1,118
Total assets	$94,618	$144,369
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,408	$2,344
Accrued expenses and other current liabilities	5,947	8,998
Lease liabilities, current portion	4,462	4,845
Current portion of long‑term debt	6,667	1,667
Deferred revenue from related party, current portion	12,071	17,034
Total current liabilities	30,555	34,888
Deferred revenue from related party, net of current portion	—	5,333
Lease liability, net of current portion	5,856	8,577
Long‑term debt, net of discount and current portion	13,621	18,411
Other liabilities	176	—
Total liabilities	50,208	67,209
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at September 30, 2022 and December 31, 2021; 32,454,237 and 32,359,895 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	32	32
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid‑in capital	295,129	290,377
Accumulated other comprehensive loss	(636)	(10)
Accumulated deficit	(250,115)	(213,239)
Total stockholders’ equity	44,410	77,160
Total liabilities and stockholders’ equity	$94,618	$144,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Collaboration revenue	$4,252	$1,947	$10,300	$7,609
Operating expenses:
Research and development	8,280	16,645	31,775	50,381
General and administrative	4,395	5,041	14,461	15,572
Total operating expenses	12,675	21,686	46,236	65,953
Loss from operations	(8,423)	(19,739)	(35,936)	(58,344)
Other income (expense), net:
Interest income	300	56	542	212
Interest expense	(606)	(499)	(1,640)	(1,481)
Other income, net	58	26	158	47
Total other expense, net	(248)	(417)	(940)	(1,222)
Net loss attributable to ordinary shareholders	$(8,671)	$(20,156)	$(36,876)	$(59,566)
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.63)	$(1.14)	$(1.88)
Weighted average common stock outstanding—basic and diluted	32,399,855	32,055,551	32,389,771	31,707,068

Other comprehensive loss
Unrealized loss on marketable debt securities	(80)	—	(626)	—
Total other comprehensive loss	(80)	—	(626)	—
Total comprehensive loss	$(8,751)	$(20,156)	$(37,502)	$(59,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of

Stock and Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid‑In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2021	32,359,895	$32	$290,377	$(10)	$(213,239)	$77,160
Issuance of common stock upon exercise of stock options	833	—	1	—	—	1
Issuance of ESPP shares	38,529	—	47	—	—	47
Stock‑based compensation expense	—	—	1,618	—	—	1,618
Unrealized loss on marketable debt securities	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(13,859)	(13,859)
Balances at March 31, 2022	32,399,257	32	292,043	(389)	(227,098)	64,588
Stock‑based compensation expense	—	—	1,731	—	—	1,731
Unrealized loss on marketable debt securities	—	—	—	(167)	—	(167)
Net loss	—	—	—	—	(14,346)	(14,346)
Balances at June 30, 2022	32,399,257	32	293,774	(556)	(241,444)	51,806
Issuance of common stock upon vesting of restricted stock units	25,460	—	—	—	—	—
Issuance of ESPP shares	29,520	—	13	—	—	13
Stock‑based compensation expense	—	—	1,342	—	—	1,342
Unrealized loss on marketable debt securities	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(8,671)	(8,671)
Balances at September 30, 2022	32,454,237	$32	$295,129	$(636)	$(250,115)	$44,410

Balances at December 31, 2020	31,464,989	$31	$282,053	$—	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	36,963	1	144	—	—	145
Stock‑based compensation expense	—	—	1,704	—	—	1,704
Net loss	—	—	—	—	(18,973)	(18,973)
Balances at March 31, 2021	31,501,952	32	283,901	—	(154,901)	129,032
Issuance of common stock upon exercise of stock options	362,068	—	486	—	—	486
Stock‑based compensation expense	—	—	1,986	—	—	1,986
Net loss	—	—	—	—	(20,437)	(20,437)
Balances at June 30, 2021	31,864,020	32	286,373	—	(175,338)	111,067
Issuance of common stock upon exercise of stock options	337,318	—	888	—	—	888
Stock‑based compensation expense	—	—	1,505	—	—	1,505
Net loss	—	—	—	—	(20,156)	(20,156)
Balances at September 30, 2021	32,201,338	$32	$288,766	$—	$(195,494)	$93,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,876)	$(59,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	949	816
Gain on disposal of fixed assets	(48)	—
Stock‑based compensation expense	4,691	5,195
Non‑cash lease expense	3,023	3,562
Non‑cash interest expense	210	202
Amortization of premium on marketable securities	17	—
Changes in operating assets and liabilities:
Accounts receivable	36	150
Prepaid expenses and other current assets	698	(1,802)
Accounts payable	(733)	1,560
Accrued expenses and other current liabilities	(2,932)	(138)
Other liabilities	176	—
Lease liabilities	(3,172)	(3,538)
Deferred revenue	(10,296)	(7,467)
Net cash used in operating activities	(44,257)	(61,026)
Cash flows from investing activities:
Purchases of marketable securities	(42,524)	—
Proceeds from maturities of marketable securities	12,750	—
Purchase of property and equipment	(512)	(1,532)
Proceed from the sale of fixed assets	177	—
Net cash used in investing activities	(30,109)	(1,532)
Cash flows from financing activities:
Payments of deferred offering costs	—	(622)
Proceeds from the exercise of common stock options and employee equity plans	61	1,519
Net cash provided by financing activities	61	897
Net decrease in cash, cash equivalents and restricted cash	(74,305)	(61,661)
Cash, cash equivalents and restricted cash at beginning of period	108,511	203,422
Cash, cash equivalents and restricted cash at end of period	$34,206	$141,761
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,422	$1,274
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$68	$1,399
Deferred offering costs included in accounts payable	$—	$622
Sale of property and equipment in prepaid expenses and other current assets	$53	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Sigilon Therapeutics, Inc. (the “Company” or “Sigilon”) is a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with a wide range of diseases by providing stable and durable levels of therapeutic molecules to patients. The Company was incorporated on May 14, 2015 under the laws of the State of Delaware.

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows as of and for the periods presented. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

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

From its inception through September 30, 2022, the Company has funded its operations primarily with proceeds from its initial public offering, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $8.7 million and $36.9 million for the three and nine months ended September 30, 2022, respectively, and $77.3 million for the year ended December 31, 2021. In addition, as of September 30, 2022, the Company had an accumulated deficit of $250.1 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $78.3 million as of September 30, 2022 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact the clinical sites, the operations of the Company’s third-party manufacturing, clinical research organizations and logistics providers, which has disrupted the supply chain or the availability or cost of materials, and it may affect the Company’s ability to timely complete clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt research, supply chain, research and regulatory activities or have other adverse effects on the Company’s business and operations.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2022, the Company’s accounts receivable was related to one customer and as of December 31, 2021, the Company’s accounts receivable were related to two customers. As of September 30, 2022 and December 31, 2021, 100% and 39%, respectively, of the Company’s total receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8).

The Company is dependent on third-party manufacturers to supply certain products for research and development activities in its programs. The Company currently has a supplier of certain raw materials that would be considered a sole supplier. If the Company cannot access additional suppliers or secure sufficient inventory of these raw materials, its programs could be adversely affected by an interruption in the availability of these raw materials.

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

3. Fair Value Measurements and marketable securities

Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2022 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and nine months ended September 30, 2022, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair value measurements as of
	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,564	$—	$—	$10,564
Commercial paper	—	9,978	—	9,978
U.S. Treasuries	—	3,981	—	3,981
Total cash equivalents	10,564	13,959	—	24,523
Marketable securities
Corporate bonds	—	22,498	—	22,498
Commercial paper	—	10,681	—	10,681
U.S. Government Agencies	—	1,225	—	1,225
U.S. Treasuries	—	10,940	—	10,940
Total marketable securities	—	45,344	—	45,344
Total	$10,564	$59,303	$—	$69,867

	Fair value measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,847	$—	$—	$50,847
Commercial paper	—	25,995	—	25,995
Corporate bonds	—	1,000	—	1,000
Total cash equivalents	50,847	26,995	—	77,842
Marketable securities
Corporate bonds	—	10,238	—	10,238
Commercial paper	—	5,975	—	5,975
Total marketable securities	—	16,213	—	16,213
Total	$50,847	$43,208	$—	$94,055

Marketable Securities

The following tables summarizes the Company’s available-for-sale marketable debt securities as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair value measurements as of
	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$23,027	$—	$(529)	$—	$22,498
Commercial paper	10,722	—	(41)	—	10,681
U.S. Treasuries	1,229	—	(4)	—	1,225
U.S. Government Agencies	11,010	—	(70)	—	10,940
Total	$45,988	$—	$(644)	$—	$45,344

	Fair value measurements as of
	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Total
Commercial paper	$10,244	$—	$(6)	$10,238
Corporate bonds	5,977	—	(2)	5,975
Total	$16,221	$—	$(8)	$16,213

The unrealized losses at September 30, 2022 were attributed to changes in interest rates and unrealized losses do not represent credit losses. No declines in value were deemed to be other than temporary as of December 31, 2021.

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Maturities in one year or less	$40,082	$9,004
Maturities between one and two years	5,262	7,209
Total	$45,344	$16,213

The carrying value of the Company’s long-term debt approximates its fair value at September 30, 2022 and December 31, 2021 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

As of September 30, 2022 and December 31, 2021 the Company did not have any other financial assets and liabilities that were measured at fair value on a recurring basis.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$6,216	$6,297
Leasehold improvements	78	78
Furniture and fixtures	620	620
Computers and software	147	163
	7,061	7,158
Less: Accumulated depreciation and amortization	(4,008)	(3,164)
Total property and equipment, net	$3,053	$3,994

Depreciation and amortization expense for the three and nine months ended September 30, 2022 and 2021 was $0.3 million, $0.9 million, $0.3 million and $0.8 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Employee compensation and benefits	$3,059	$3,071
External research and development costs	2,125	5,056
Legal and professional fees	553	656
Other	210	215
Total accrued expenses and other current liabilities	$5,947	$8,998

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2021 Form 10-K.

As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Principal amount of long‑term debt	$20,000	$20,000
Less: Current portion of long‑term debt	(6,667)	(1,667)
Long‑term debt, net of current portion	13,333	18,333
Final debt payment liability	700	700
Debt discount, net of accretion	(412)	(622)
Long‑term debt, net of discount and current portion	$13,621	$18,411

As of September 30, 2022 and December 31, 2021, the interest rate applicable to borrowings under the loan and security agreement with Oxford Finance LLC (the “2020 Credit Facility”) was 10.80% and 8.40%, respectively.

The estimated future principal payments due were as follows (in thousands):

September 30,
2022
2022 (Remaining three months)	$1,666
2023	6,667
2024	6,667
2025	5,000
2026	—
$20,000

As of September 30, 2022, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of September 30, 2022, there were 1,722,783 shares available for issuance under the 2020 Equity Incentive Plan and 853,407 shares available for issuance under the 2020 Employee Stock Purchase Plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company prior to the initial public offering and lacked company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.77%	0.96%	1.74%	0.76%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0	6.1
Expected volatility	85.10%	78.36%	84.28%	78.34%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2021	3,138,646	$10.74	7.6	$328
Options granted	2,551,030	2.23
Options cancelled	(687,610)	8.40
Options exercised	(833)	0.57
Outstanding and expected to vest at September 30, 2022	5,001,233	6.72	8.0	—
Exercisable at September 30, 2022	2,041,630	$7.61	6.3	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2022 and 2021 were $0, less than $0.1 million, $1.1 million and $5.8 million, respectively. The weighted average grant date fair value of stock options during the three and nine months ended September 30, 2022 and 2021 were $0.74, $2.23, $8.22 and $30.61 respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2021:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2021	275,400	$5.57
Vested	(25,460)	5.65
Forfeited	(85,600)	5.62
Unvested shares as of September 30, 2022	164,340	$5.53

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$406	$318	$1,470	$2,028
General and administrative	936	1,187	3,221	3,167
	$1,342	$1,505	$4,691	$5,195

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards and units was $11.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

At-the-Market Offering

On April 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to the registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering. There were no sales under the Equity Distribution Agreement as of September 30, 2022.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of September 30, 2022 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the nine months ended September 30, 2022, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the nine months ended September 30, 2022, there has been an increase to the total estimated costs expected to be incurred of $5.3 million verse the estimate as of December 31, 2021. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the nine months ended September 30, 2022, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $6.4 million and the Phase 1 supply performance obligation increased by $0.7 million.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized $4.3 million, $10.3 million, $1.9 million and $7.5 million, respectively, of collaboration revenue. As of September 30, 2022 and December 31, 2021, the Company recorded as a contract liability deferred revenue of $12.1 million and $22.4 million, respectively, of which $12.1 million and $17.0 million, respectively, were classified as current liabilities in the accompanying balance sheet. As of September 30, 2022 and December 31, 2021, the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.75 years and 2.0 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred revenues at beginning of period	$16,323	$26,229	$22,367	$31,777
Revenues deferred during the period	—	—	—	—
Revenues recognized during the period	(4,252)	(1,919)	(10,296)	(7,467)
Deferred revenues at end of period	$12,071	$24,310	$12,071	$24,310

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

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(8,671)	$(20,156)	$(36,876)	$(59,566)
Net loss attributable to common stockholders	$(8,671)	$(20,156)	$(36,876)	$(59,566)
Denominator:
Weighted average common stock outstanding—basic and diluted	32,399,855	32,055,551	32,389,771	31,707,068
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.63)	$(1.14)	$(1.88)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants to purchase common stock	19,044	19,044	19,044	19,044
Unvested restricted stock units	164,340	264,500	164,340	264,500
Stock options to purchase common stock	5,001,233	3,783,351	5,001,233	3,783,351
	5,184,617	4,066,895	5,184,617	4,066,895

11. Related Party Transactions

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three and nine months ended September 30, 2022 and 2021, the Company recognized $4.3 million, $10.3 million, $1.9 million and $7.6 million, respectively, of related party revenue associated with Lilly collaboration agreements. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue related to the collaboration agreements with Lilly of $12.1 million and $22.4 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables with Lilly.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and the initial term ended on December 31, 2021. Under this agreement, the Company recorded other income of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021. The Company received cash payments of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced on February 1, 2022 and continues for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a fee based on the portfolio company’s occupancy of the office and laboratory space. Under this agreement, the Company recorded other income, net, of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2022, respectively. The Company received $0.8 million and $2.4 million of cash payments during the three and nine months ended

September 30, 2022, respectively, and as of September 30, 2022, the Company had no outstanding receivables under this agreement and the Company had $0.3 million in accrued expenses and other current liabilities associated with rent prepaid for October 2022.

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

Overview

We are a clinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with a wide range of diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials and enables our product candidates to produce a wide range of therapeutic molecules that may be missing or deficient, such as proteins (including therapeutic proteins and antibodies) and hormones. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or complete suppression of the patient’s immune system.

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through September 30, 2022, we have received gross proceeds of $144.9 million from the sale of common stock in the initial public offering, $142.4 million from sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and payments of up to $250.0 million upon achievement of sales-based milestones for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs incurred over $47.5 million.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $8.7 million and $36.9 million for the three and nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $250.1 million and cash, cash equivalents and marketable securities totaling $78.3 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

Our Shielded Living Therapeutics Platform and Prioritized Areas of Development

Our SLTx platform is comprised of two primary elements: the cells and the sphere. We engineered cells to express the therapeutic molecule of choice, which are subsequently encapsulated in our proprietary spheres. Our human cell line for our internal product candidates was selected for its safety, durability, scalability and engineerability, which has been extensively tested in preclinical and clinical settings. The spheres are composed of an Afibromer outer layer, an alginate conjugated with a novel, proprietary anti-fibrotic small molecule, which was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson. We independently developed an inner compartment consisting of a proprietary conjugation of alginate and peptide molecules to enhance cell survival and productivity for certain cell lines.

Modularity, a key attribute of our SLTx platform, is comprised of three pillars: the cells, the sphere and the manufacturing process. In addition to the cells and the sphere described above, we have also spent significant time and resources to create a state-of-the-art modular manufacturing platform for all potential product candidates developed using our cell and sphere components. This manufacturing platform is designed to enable us to streamline future product development by changing only the cells, while keeping all other components and manufacturing steps unchanged across all products. This modular approach is expected to result in reduced timelines from discovery to investigational new drug, or IND. Furthermore, this manufacturing platform can be scaled to provide a true cost-effective “off-the-shelf” product for patients.

In December 2021, we announced a strategic reprioritization focusing our development efforts on diabetes, mucopolysaccharidosis type 1, or MPS-1, and platform optimization. Our programs and most advanced product candidates are outlined below:

Diabetes: SIG-002 is our product candidate designed to replace islet cells for the treatment of Type 1 Diabetes, or T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Eli Lilly and Company, or Lilly, a global leader in diabetes, to develop cell therapies for the treatment of T1D, including SIG-002. Under the terms of the partnership, we are currently leading execution of the program through IND submission readiness and Lilly will develop and commercialize the program worldwide. We expect to conduct IND-enabling studies for SIG-002 in 2023, with an expected IND submission in 2024.

MPS-1: Our program for MPS-1, a lysosomal disease, consists of product candidates that contain a cell line genetically modified with a non-viral vector to express human α-L-iduronidase, or IDUA, encapsulated within our spheres. We are designing our product candidates to address the manifestations of MPS-1, using a functional moiety of the transporter molecules designed to penetrate the blood brain barrier for purposes of addressing the neurological manifestations of MPS-1 and moiety designed to extend plasma half-life for purposes of addressing the non-neurological manifestations. We expect to initiate IND-enabling studies for this optimized MPS-1 program in the second half of 2023 and we are targeting an IND submission for this optimized program in 2024.

We believe our product candidates for lysosomal diseases, including MPS-1, can leverage the well understood mechanism of enzyme replacement therapies, or ERTs, by using engineered cells to express functional human enzyme or other proteins in a continuous manner that more closely resemble normal physiology. We expect to expand our pipeline of product candidates in 2023 to include certain expansion areas of development in lysosomal disease.

Platform optimization: We are continuing to optimize our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in biocompatible materials to pioneer a new class of therapeutics. In November 2021, we reported that spheres covered with pericapsular fibrotic overgrowth, or PFO, were observed during a retrieval procedure in our Phase 1/2 study of SIG-001 in severe or moderately severe hemophilia A. We are continuously evaluating changes designed to modulate or otherwise reduce the potential for a patient’s immune response to our product candidates. We expect to incorporate recent platform optimizations, including changes to our cross linking chemistry designed to strengthen the integrity and stability of our spheres. We have also developed predictive preclinical models of PFO, including macrophage attachment assays and humanized mouse models, that we believe supports the continued development of our product candidates in diabetes, MPS-1 and other product candidates.

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for clinical trials, third-party manufacturing and logistics providers, which would disrupt our supply chain or the availability or cost of materials, and it may delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, the effects of any variants as new strains evolve, vaccination efforts, and the duration and intensity of the related effects.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of raw materials for use in the production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidates, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

We anticipate that our general and administrative expenses will increase in the future if  we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Other Income (Expense)

Other expense consists primarily of losses on the disposal of fixed assets, net foreign exchange gains (losses) and net sublease income from subleasing a portion of our facilities.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the nine months ended September 30, 2022 or 2021.

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

Results of Operations

Comparison of the Three Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$4,252	$1,947	$2,305
Operating expenses:
Research and development	8,280	16,645	(8,365)
General and administrative	4,395	5,041	(646)
Total operating expenses	12,675	21,686	(9,011)
Loss from operations	(8,423)	(19,739)	11,316
Other income (expense):
Interest income	300	56	244
Interest expense	(606)	(499)	(107)
Other expense	58	26	32
Total other expense, net	(248)	(417)	169
Net loss and comprehensive loss	$(8,671)	$(20,156)	$11,485

Revenue

Revenue was $4.3 million for the three months ended September 30, 2022, compared to $1.9 million for the three months ended September 30, 2021. The increase in revenue of $2.3 million was primarily due to the timing of the costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method. During the three months ended September 30, 2022, we incurred $0.8 million more in expenses than the three months ended September 30, 2021. Further the total estimated costs expected to be incurred increased from the three months ended June 30, 2021 to the three months ended September 30, 2021; whereas, the total estimated costs expected to be incurred decreased from the three months ended June 30, 2022 to the three months ended September 30, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
Diabetes program	$2,718	$1,886	$832
MPS-1 program	317	2,532	(2,215)
Platform and other early stage-programs	2,323	7,338	(5,015)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	2,223	3,735	(1,512)
Facility related and other	699	1,154	(455)
Total research and development expenses	$8,280	$16,645	$(8,365)

Research and development expenses were $8.3 million for the three months ended September 30, 2022, compared to $16.6 million for three months ended September 30, 2021. The decrease in research and development expenses was primarily related to decreased ongoing platform and other early-stage programs, personnel expenses and facility related and other expenses, which were offset by increases in our diabetes program. The decrease in platform and other early-stage programs, the MPS-1 program and personnel expenses is primarily due to our reprioritization of the development of the MPS-1 program, diabetes program and platform optimization following the Company’s restructuring activities in December 2021. The decrease in facility related and other expenses is primarily due to the sublease of a portion of our facility.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2022, compared to $5.0 million for the three months ended September 30, 2021. General and administrative expenses for the three months ended September 30, 2022 compared to September 30, 2021 decreased by $0.6 million as a result of decreased personnel expenses primarily in connection with our restructuring activities that occurred in December 2021 and the sublease of a portion of our facility.

Other expense, net

Other expense, net, was $0.2 million for the three months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021. The decrease was primarily due to increased interest income associated with our marketable securities.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$10,300	$7,609	$2,691
Operating expenses:
Research and development	31,775	50,381	(18,606)
General and administrative	14,461	15,572	(1,111)
Total operating expenses	46,236	65,953	(19,717)
Loss from operations	(35,936)	(58,344)	22,408
Other income (expense):
Interest income	542	212	330
Interest expense	(1,640)	(1,481)	(159)
Other income (expense):	158	47	111
Total other expense, net	(940)	(1,222)	282
Net loss	$(36,876)	$(59,566)	$22,690

Revenue

Revenue was $10.3 million for the nine months ended September 30, 2022, compared to $7.6 million for the nine months ended September 30, 2021. The increase in revenue of $2.7 million was due to the timing of costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method and as the total estimated costs expected to be incurred decreased, combined with an increase of $1.6 million costs incurred, revenue increased from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
Diabetes program	$8,094	$6,639	$1,455
MPS-1 program	4,739	5,873	(1,134)
Platform and other early-stage programs	9,431	22,433	(13,002)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	7,298	12,135	(4,837)
Facility related and other	2,213	3,301	(1,088)
Total research and development expenses	$31,775	$50,381	$(18,606)

Research and development expenses were $31.8 million for the nine months ended September 30, 2022, compared to $50.4 million for nine months ended September 30, 2021. The decrease in research and development expenses was primarily related to decreased ongoing platform and other early-stage programs, the MPS-1 program, facility related and other and personnel expenses, which were offset by increases in our diabetes program. The decrease in platform and pipeline development, the MPS-1 program, personnel expenses, and the increase in the diabetes program is primarily due to our reprioritization of the development of MPS-1, diabetes and platform optimization following the Company’s restructuring activities in December 2021. The decrease in facility related and other expenses is primarily due to the sublease of a portion of our facility.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $14.5 million, compared to $15.6 million for the nine months ended September 30, 2021. General and administrative expenses for the nine months ended September 30, 2022 compared to September 30, 2021 decreased by $1.1 million as a result of decreased personnel expenses primarily in connection with our restructuring activities that occurred in December 2021.

Other expense, net

Other expense, net, was $0.9 million for the nine months ended September 30 2022, compared to $1.2 million for the nine months ended September 30, 2021. The decrease was primarily due to increased interest income associated with our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through September 30, 2022, we had received net proceeds of $131.8 million from the sale of common stock in the initial public offering, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $78.3 million.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(44,257)	$(61,026)
Net cash used in investing activities	(30,109)	(1,532)
Net cash provided by financing activities	61	897
Net decrease in cash, cash equivalents and restricted cash	$(74,305)	$(61,661)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $44.3 million of cash, primarily resulting from our net loss of $36.9 million and net cash used in changes in our operating assets and liabilities of $16.2 million, offset by non-cash charges of $8.8 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $10.3 million decrease in deferred revenue, $3.7 million decrease in accounts payable and accrued expenses and other current liabilities, $3.2 million decrease in lease liabilities, offset by an increase of $0.7 million in prepaid expenses and other current assets, $0.2 million increase in other liabilities and less than $0.1 million decrease in accounts receivable. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in accounts payable and accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The decrease in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods.

During the nine months ended September 30, 2021, operating activities used $61.0 million of cash, primarily resulting from our net loss of $59.6 million and net cash used in changes in our operating assets and liabilities of $11.2 million, partially offset by non-cash charges of $9.8 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $7.5 million decrease in deferred revenue, a $3.5 million decrease in lease liabilities, and a $0.1 million decrease in accrued expenses and other current liabilities, partially offset by a $1.6 million increase in accounts payable and a $1.8 million increase in prepaid expenses and other current assets. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decreases in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The increase in accounts payable and decrease of accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The decrease in accounts receivable was the result of timing of collections.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $30.1 million and consisted mainly of $29.8 million of net purchases of marketable securities and $0.5 million in purchases of laboratory equipment and furniture and fixtures, offset by proceeds from the sale of fixed assets of $0.2 million.

During the nine months ended September 30, 2021, net cash used in investing activities was $1.5 million and consisted of purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was less than $0.1 million and consisted of proceeds from our employee stock purchase plan.

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

As of September 30, 2022 and December 31, 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 10.80% and 8.40%, respectively.

As of September 30, 2022, we were in compliance with all covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the MPS-1 program or any other product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement MPS-1 program or any other product candidates for which we receive regulatory approval;

●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) due to the COVID-19 pandemic;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $8.7 million, $36.9 million and $77.3 million for the three and nine months ended September 30, 2022, and for the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $250.1 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;

●	conduct additional preclinical studies for our product candidates;
●	initiate clinical trials for our optimized Mucopolysaccharidosis Type I, or MPS-1, program, which includes our product candidates SIG-105 and/or SIG-205, or any other product candidates;
●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development, manufacturing, quality, supply chain and commercial personnel;
●	continue to hire and retain research and clinical personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	scale up manufacturing and supply chain capacity to meet future clinical and commercial demand, including scaling up processes for cell culture and automated encapsulation, and building or expanding our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and
●	operate as a public company.

We are currently in the preclinical testing stages for all of our research programs. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must, either directly or through collaborators, develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with developing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.

In December 2021, we conducted a reduction in workforce, which represented approximately 38% of our full-time employee workforce. The reduction in workforce was primarily comprised of positions related to research, manufacturing, and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on our MPS-1 and diabetes programs. As a result of the reduction in force, we incurred expenses of approximately $1.4 million, comprised of termination benefits including severance, benefits and other payroll-related charges. The expected cost savings and operational efficiencies from the restructuring activities were based on assumptions and expectations about our future needs and strategic priorities. We may not achieve the full benefit of the restructuring due to unforeseen difficulties and challenges that are beyond our control. If our original assumptions and expectations prove to be incorrect, our business operations and financial results may be harmed. Further, the restructuring and possible additional cost containment measures have yielded and may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale. In addition, employees who were not affected by the reduction in force may seek alternate employment, which could result in us seeking contract support at unplanned additional expense or harm our productivity. In addition, due to our limited resources, we may not be able to manage our operations effectively or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements and loss of business opportunities. If our management is unable to effectively maintain our operations following our reduction in force and additional cost containment measures, we may not be able to implement our business strategy.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of September 30, 2022 of $78.3 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into 2024. If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

●	the costs of continuing to develop our SLTx platform;
●	the cost of patient treatment for medical events related to the serious adverse event reported in our Phase 1/2 clinical trial for SIG-001 if and when we are asked to pay for such treatments;
●	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory reviews associated with our product candidates;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for our optimized program in MPS-1 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	the potential additional expenses attributable to inflation and related impacts on our supplies of raw materials for our product candidates;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets could make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements and any future collaboration agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We are an early-stage company. We were founded in 2015 and commenced operations in 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our SLTx platform, identifying product candidates, undertaking preclinical studies and have initiated a clinical study for one product candidate, SIG-001, which we deprioritized in December 2021 and for which we expect to close out activities in the fourth quarter of 2022. We have not yet commenced clinical trials for any product candidate other than SIG-001, and the risk of failure for our programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a product candidate from the time it is discovered to when it is available for treating patients, if ever. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our current and future product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

●	complete research and preclinical and clinical development of our current and future product candidates, including addressing any additional clinical holds that may be placed on our development activities by regulatory authorities;
●	continue to develop new product candidates;

●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
●	establish and maintain supply and manufacturing capabilities or capacities internally or with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
●	obtain market acceptance of current or any future product candidates as viable treatment options;
●	address competing technological and market developments;
●	implement internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
●	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference, infringement, and other intellectual property claims; and
●	attract, hire, and retain qualified personnel.

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

Risks Related to Preclinical and Clinical Development of Our Technologies

Negative results of preclinical or clinical studies of any of our product candidates may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.

Since all of the product candidates in our current pipeline are based on the same SLTx platform, if the results of our research and development activities reveal any underlying problem with our SLTx platform, then we may be required to make changes to our platform, which may be difficult to implement or complete, or to discontinue development of all of our product candidates, which would cause our portfolio of product candidates to have little value. For example, in November 2021, we reported that spheres covered with PFO were observed during a retrieval procedure in our Phase 1/2 study of SIG-001. Our remaining product candidates have been developed using the same SLTx platform that supported the development of SIG-001 and we may therefore encounter similar challenges in development of other product candidates developed using this platform.

Further, the FDA or other regulatory authorities may not allow us to pursue further development of any of our product candidates as a result of the issues presented by the serious adverse event reported in our Phase 1/2 clinical trial of SIG-001 or our finding of PFO, particularly if we are unable to demonstrate an acceptable risk-benefit profile for product candidates developed using our SLTx platform. If the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving our product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such cases, our progress in the development of a product candidate for MPS-1 and other product candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

Regulatory requirements governing cell therapy products have changed and may continue to change in the future. The FDA has established the Office of Therapeutic Products, or OTP, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Our product candidates have not been reviewed by OTP to date, but this could change if the FDA changes any of its guidance or regulations. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s biosafety committee, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules, as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for cell therapy medicinal products and require that we comply with these new guidelines.

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

In addition, adverse developments in clinical trials of cell therapy products conducted by others or regulatory review of the serious adverse event that occurred in our Phase 1/2 clinical trial of SIG-001 or the finding of PFO, may cause the FDA or other oversight bodies to change the requirements for approval of any of our other product candidates. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates using on our SLTx platform. Because all of our remaining programs are in the research or preclinical stage, we have not yet been able to definitively assess the safety, tolerability or efficacy of our product candidates in humans, and there may be effects from treatment with any of our current or future product candidates that we cannot predict at this time.

We are implementing potential platform optimizations, including changes to our cells, spheres and manufacturing processes to address findings of PFO in our Phase 1/2 clinical trial of SIG-001. We may determine that additional changes to our platform are needed that may be difficult, costly, or timing-consuming to implement or complete.

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

We are early in our development efforts and have focused our research and development efforts to date on select indications, including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. We expect to close out activities related to SIG-001 in the fourth quarter of 2022 and we expect to withdraw our previously submitted Clinical Trial Applications, or CTAs, for SIG-005 in the fourth quarter of 2022. We are currently pursuing development of other product candidates for MPS-1. We expect to conduct IND-enabling studies for this optimized MPS-1 program and our other product candidates, including SIG-002, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all.

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

Commercialization of our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many additional factors, including the following:

●	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND or CTA submission;
●	successful submissions of INDs or comparable foreign applications that allow commencement of our planned or future clinical trials, including resolving any clinical holds that may be imposed on such submissions;
●	successful initiation, enrollment in, and completion of, clinical trials;
●	positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	successful development of manufacturing processes and transfer to GMP facilities of appropriate scale for clinical supply;
●	successful validation of manufacturing processes at the GMP facilities for commercial supply;
●	establishment of GMP manufacturing capability either by contracting third party manufacturers, or CMO, or by building our own manufacturing facility;
●	obtaining and maintaining patent, trade secret, and other intellectual property protection and non-patent exclusivity for our product candidates;
●	launching commercial sales of the product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile of the product candidates following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	supplying the products at a price that is acceptable to the pricing or reimbursement authorities in different countries, and at a cost that is profitable.

If we do not successfully achieve one or more of these activities in a timely manner or at all, we could experience significant delays or an inability to successfully develop or commercialize any product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or we may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful, which would be costly and time consuming. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We have not yet initiated clinical trials for any product candidate other than SIG-001, which program we deprioritized in December and for which we expect to close out activities in the fourth quarter of 2022. As a result, we do not expect to generate additional clinical trial results from this clinical trial.

There is a high failure rate for drugs and biologics proceeding through clinical trials. Our prioritized programs for MPS-1 and diabetes and other product candidates may fail to demonstrate sufficient safety and efficacy levels. In addition, even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, if the results of our clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate, or may refuse to approve supplemental applications for such product candidate;
●	regulatory authorities may require additional warnings on the label, such as a “Boxed Warning” or contraindication, or limit the approved use of such product candidate;
●	regulatory authorities may impose additional restrictions on the marketing of, or the manufacturing processes for, the particular product candidate;
●	we may be required to recall the product or change the way it is administered in patients;
●	we may be required to conduct additional clinical trials;
●	we may lose the support of collaborators, requiring us to bear more of the costs associated with research and development;
●	we may only obtain approval for indications or patient populations that are not as broad as intended or desired;
●	we may only obtain marketing approval in some countries but not others;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We and our collaborators have and may continue to experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete such clinical trials, receive marketing approval or commercialize our current and future product candidates, including:

●	delays in reaching a consensus with regulators on trial design;
●	regulators, IRBs, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in recruiting investigators of appropriate competence and experience for our clinical trials;
●	the number of patients required for clinical trials of any of our current and future product candidates may be larger than we anticipate; enrollment of suitable participants in these clinical trials may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, IRBs, or independent ethics committees may impose a clinical hold and require that we or our investigators suspend or terminate clinical research or clinical trials of any of our current and future product candidates for various reasons;
●	noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
●	failure to perform clinical trials in accordance with study protocols, Good Clinical Practice, or GCP, requirements, and other regulatory requirements;
●	the cost of clinical trials of any of our current and future product candidates may be greater than we anticipate;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	delays in participation in a trial as a result of failure to deliver treatment doses to clinical trial sites in a timely manner, the logistical burden of dose delivery or failure by clinical trial sites to store treatment doses according to protocols;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	occurrence of new or recurring serious adverse events associated with any of our current and future product candidates that are viewed to outweigh their potential benefits, and related clinical holds;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;

●	the supply or quality of any of our current and future product candidates or other materials necessary to conduct clinical trials of any of our current and future product candidates may be insufficient or inadequate, including as a result of delays in the manufacturing, testing, and delivery of any of our current and future product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
●	clinical trials of any of our current and future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development or research programs altogether.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit or sufficient benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend any future clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Product development costs will also increase if we or our collaborators experience delays in clinical trials or other testing or in obtaining marketing approvals. We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any product candidates we may develop, any of which may harm our business, financial condition, results of operations, and prospects.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. The timing of our clinical trials will depend on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate clinical trials for our current and future product candidates. Enrollment may be particularly challenging for some of the rare diseases we are targeting in our most advanced programs. For example, the approximate incidence of MPS-1 is one in 100,000 live births and only approximately 4,000 to 5,000 patients with Fabry disease are known in the United States. In addition, the number of patients eligible to enroll in our clinical trials may turn out to be lower than expected if certain patient populations such as pediatric subpopulations are not eligible to participate in our clinical trials.

If patients are unwilling to participate in our studies because of negative publicity from adverse events related to our product candidate, biotechnology or cell therapy, engineered cell therapy or encapsulated cell therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Enrollment delays in our clinical trials may result in increased development costs for our optimized MPS-1 program or any other product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate such clinical trials, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our product candidates in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contraindications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop, including claims that are necessary for certain patient populations such as pediatric patients. Any of the foregoing scenarios could materially harm the commercial prospects for our optimized MPS-1 program or any other product candidates and materially adversely affect our business, financial condition, results of operations, and prospects.

To date, we have not submitted a biologics license application, or BLA, or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. Marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell our product candidates in the European Union, or the EU, and other foreign jurisdictions, including the United Kingdom, we or our third-party collaborators must obtain separate marketing approvals (a single one for the EU and a separate one for the United Kingdom, albeit potentially under a 67 day process following a positive CHMP opinion from the EU) and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and/or clinical trials. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

In addition, later discovery of previously unknown problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various negative consequences, including:

●	restrictions on such products, manufacturers, or manufacturing processes;
●	restrictions on the labeling or marketing of a medicine;
●	restrictions on the distribution or use of a medicine;
●	requirements to conduct additional post-marketing clinical trials;

●	receipt of warning or untitled letters;
●	withdrawal of the products from the market, or suspension of marketing approvals;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of our approved product candidates;
●	fines, restitution, or disgorgement of profits or revenue;
●	restrictions on future procurements with governmental authorities;
●	suspension of any ongoing clinical trials;
●	refusal to permit the import or export of our medicines;
●	product seizure; and
●	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Industry and Future Commercialization

Even if a product candidate receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of our optimized MPS-1 program or any other product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if a other product candidate receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages compared to alternative treatments;
●	the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;
●	the ability to offer our product candidates for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments, including the logistical challenges of administering product candidates with a short shelf life and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as laparoscopy;
●	the clinical indications for which the product candidate is approved by the FDA, the EMA, or other regulatory agencies;
●	the willingness of the target patient population to try novel therapies and of physicians to prescribe these therapies;
●	product labeling or product insert requirements of the FDA, the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	the timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement; and
●	the prevalence and severity of any side effects.

In addition, even if product candidates are approved, such products may not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.

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

Factors that may inhibit our efforts to commercialize a product for MPS-1 or any other product candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
●	the inability of sales personnel to obtain access to physicians to discuss our product candidates;
●	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
●	restricted or closed distribution channels that make it difficult to distribute product candidates to segments of the patient population;
●	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any product we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products we may develop.

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

Our commercial opportunity may also be reduced or limited if we or our partners are unable to manufacture large cryopreserved lots of our products candidates in a fully automated encapsulation system efficiently. Additionally, technologies developed by our competitors may render our product candidates, or our future developments, uneconomical or obsolete, and we may not be successful in marketing a product for MPS-1 or any other product candidates against competitors.

In addition, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any of our product candidates. Further, intellectual property protection for human cell lines, including the engineered cell components of our product candidates are dynamic and rapidly evolving. The scope of intellectual property protection for the human cell line(s) used in our platform may be limited, and our commercial opportunity may be reduced or limited if our competitors are able to acquire or develop the same or similar cell lines.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern pricing, and reimbursement for new medicines vary widely from country to country. Outside the United States, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop.

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

Any of our product candidates approved as a biological product under a BLA may not qualify for the 12-year period of exclusivity or this exclusivity could be shortened due to congressional action or otherwise, or the FDA may not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Due to the novel nature of our technologies and the potential for our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.

If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product candidate to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell our product candidates. In addition, we may need to develop new reimbursement models in order to realize adequate value.

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

We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by government authorities, private health plans, and other third-party payors. Payors may not be willing to pay high prices for a single administration. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective, and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Moreover, the downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new product candidates such as ours. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any of our product candidates will be harmed.

If the market opportunities for our optimized MPS-1 program or any other product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.

We focus certain research and product development pipelines and our product candidates on treatments for rare diseases including rare blood disorders, lysosomal diseases, endocrine and other chronic disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, the approximate incidence of MPS-1 is one in 100,000 live births. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. In addition, the number of patients with these diseases who have the potential to benefit from treatment may turn out to be lower than expected if we are unable to treat certain patient populations such as pediatric subpopulations.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to our human clinical trial for SIG-001 or any other product candidates for which we may initiate human clinical trials in the future. We will face an even greater liability risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant time and costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

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

We and any contract manufacturers and suppliers we engage with are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Any third-party contract manufacturers and suppliers we engage with will also be subject to these and other environmental, health, and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our technologies are novel, and any product candidates we develop may be complex and difficult to manufacture on a clinical or commercial scale. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.

Our SLTx platform is novel and the manufacture of products on the basis of our platform is untested at a large scale. Any current and future product candidates will likely require processing steps that are more complex than those required for most small molecule pharmaceuticals and traditional biologics. Moreover, unlike small molecules, the physical and chemical properties of various components in our product candidates generally cannot be fully characterized. As a result, assays of the finished drug product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory, or potentially delay progression of our regulatory filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. If we or our contract manufacturers are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply, and our business could be harmed.

As product candidates proceed through preclinical studies to clinical trials towards potential approval and commercialization, it is common that various aspects of the manufacturing methods and testing methods are changed along the way in an effort to optimize processes and results. Any such changes will require comparability studies to ensure that the manufacturing and testing method changes have not impacted on product quality and efficacy. Such changes may also require additional FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

In addition, the FDA, the EMA, the MHRA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, the MHRA, or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Deviations in the manufacturing process, including those affecting quality attributes and stability of the product, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality control, and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. Given the nature of biologics manufacturing and the cell therapy products used in our early-stage programs there is a risk of contamination during manufacturing. For example, given the aseptic controls required for the manufacture of our product candidates, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such contamination could materially harm our ability to produce product candidates on schedule and could delay our development programs and results of operations and cause reputational damage. We cannot assure you that any such issues relating to the manufacture of our product candidates will not occur in the future or that significant delays would not occur as a result of any such issue.

In addition, some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. For example, Fetal Bovine Serum, which is used in our cell culture process, and our alginates, which are naturally occurring polymers derived from seaweed. Such raw materials can be difficult to procure and may be subject to contamination or recall. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of any of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

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

We source a critical raw material used in our sphere alginate from a single supplier. A limited supply of this raw material and other raw materials with a limited number of suppliers could cause production delays, clinical trial delays, substantial lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our SLTx platform, including our current supply of alginates. Any interruption in supply, diminution in quality of raw materials supplied to us or failure to procure such raw materials on commercially feasible terms, including as a result of the COVID-19 pandemic, could harm our business by delaying the progress of our preclinical studies and future clinical trials and by impeding commercialization of potential approved products or increasing our costs.

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

We also are required to register clinical trials and post the results of completed clinical trials on government-sponsored databases, including ClinicalTrials.gov in the United States and the EudraCT database in the EU, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of product revenue.

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

We rely on third-party contract manufacturers, or CMOs, to manufacture our clinical trial supplies. We lack the internal capability to manufacture any product candidates at clinical or commercial scale under GMP conditions. The facilities used by our CMOs to manufacture our product candidates must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. Our clinical development product supplies may be limited, interrupted or may not be of satisfactory quality or continue to be available at acceptable prices. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for our product candidates is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. We have no direct control over our CMOs’ ability to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and that the material manufactured in the new facility is comparable to the material manufactured in the original facility. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We expect to continue to rely on third-party CMOs if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical studies of product candidates under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
●	loss of the cooperation of an existing or future strategic partner;
●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
●	a requirement to cease distribution or to recall batches of our product candidates; and
●	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical studies of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical studies of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We are currently evaluating which third-party manufactures to engage for scale-up to commercial supply of our product candidates. If we are unable to obtain or maintain third-party manufacturing for commercial supply of product candidates, or to do so on commercially reasonable terms, or if we are unable to develop our own manufacturing capabilities, we may not be able to develop and commercialize our product candidates successfully.

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

Our current and any future collaborations involving our research programs or our current or any future product candidates pose numerous risks to us, including the following:

●	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.
●	Collaborators may not pursue development and commercialization of any current or future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.
●	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.
●	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any current or future product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
●	Collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates.
●	Collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
●	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
●	We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control.
●	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop.
●	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our SLTx platform may be adversely affected.

Our commercial success will depend in large part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our SLTx platform technologies, product candidates and other technologies, methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult, complex, time consuming and costly to protect cell-based technology, including our SLTx platform technologies. For example, important individual components of our platform and our product candidates may be in the prior art and available to third parties, and we may not be able to prevent use of such components in products that would compete with our product candidates. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing products similar to our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by continuing to develop our own intellectual property and in-licensed intellectual property relating to our SLTx platform technologies and product candidates in the United States and abroad. If we or our licensors are unable to obtain or maintain patent protection with respect to our SLTx platform technologies and product candidates we may develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours and our ability to commercialize our product candidates may be adversely affected.

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

We do not have complete control in the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to the MIT License, MIT retains control of preparation, filing, prosecution, and maintenance. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, and maintained in a manner consistent with the best interests of our business. Also, in certain circumstances, MIT has the right to enforce and defend the licensed patents and patent applications. It is possible that any licensor enforcement of patents against infringers or defense of patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, or may not be conducted in accordance with our best interests. If we or our licensors fail to prosecute, maintain, enforce, and defend such patents, or if we or our licensors lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.

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

In the MIT License, we have the first right to bring any actions against any third party for infringing on the patents we have exclusively licensed. Certain of our license agreements, including the MIT License, also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements, including as a result of delays of our development milestones, and might therefore terminate the license agreements, thereby potentially removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our SLTx platform technologies or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technologies and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights to third parties under our collaborative development relationships;
●	our diligence obligations under the license agreement with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
●	the effects of termination; and
●	the priority of invention of patented technology.

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

Furthermore, there has been extensive patenting activity in the fields of engineered cell therapy and encapsulated cell therapy, and pharmaceutical companies, biotechnology companies, and academic institutions are competing with us or are expected to compete with us in the field of cell therapy and filing patent applications potentially relevant to our business. Thus, there may be third-party patent applications, currently pending or filed in the future, that, if issued, may relate to our SLTx platform or product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for any of our product candidates. We may also require licenses from third parties for certain technologies related to preexisting cell therapies to be incorporated in our SLTx platform.

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

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our SLTx platform technologies and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

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

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or SLTx platform technologies. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize our MPS-1 product candidate or any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing our MPS-1 product candidate or any other product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our SLTx platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	any of our current and future product candidates, if approved, will eventually become commercially available in generic or biosimilar product forms;
●	others may be able to make cell therapy products that are similar to any of our current and future product candidates or utilize similar cell therapy technology but that are not covered by the claims of the patents that we license or may own in the future;
●	we, or our licensors or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our licensors or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	we, or our licensors or current or future collaborators, may fail to meet our obligations to the U.S. government regarding any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending, owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
●	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, or parts of our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours;
●	it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	issued patents that we hold rights to may be held invalid, unenforceable, or narrowed in scope, including as a result of legal challenges by our competitors;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
●	the laws of foreign countries may not protect our proprietary rights or the proprietary rights of our licensors or current or future collaborators to the same extent as the laws of the United States;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
●	we may not develop additional proprietary technologies that are patentable;
●	any product candidates we develop may be covered by third parties’ patents or other exclusive rights;
●	the patents of others may harm our business; or
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

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

Our operations and arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, some of which will apply only if and when we market a product, include the following:

●	federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal Food, Drug, and Cosmetic Act, or the FDCA, which among other things, strictly regulates pharmaceutical marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the so-called “federal sunshine” law under the Affordable Care Act, which requires pharmaceutical companies to monitor and report certain financial interactions with certain healthcare providers as well as ownership and investment interests held by physicians and their immediate family members to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public; and
●	analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

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

We may not be able to obtain orphan drug designation or similar designations in other jurisdictions for our product candidates, and previously granted orphan drug designations may be revoked. Any product candidates we may develop for prevalent diseases, such as diabetes, will not be eligible to receive orphan drug designation.

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

Data collected from patients enrolled in our Phase 1/2 clinical trial of SIG-001 is, and any data we may collect from patients enrolled in future clinical trials in the United Kingdom or the EU will be, subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, on July 16, 2020 the CJEU, Europe’s highest court, held in the Schrems II case that the EU US Privacy Shield, a mechanism for the transfer of personal data from the EU to the United States, was invalid. The impact of this decision on the ability to lawfully transfer personal information from the EU to the United States, has led to increased scrutiny on data transfers from the European Economic Area to the U.S. generally and may increase our costs of compliance with data privacy legislation.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. Our reduction in workforce, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and recently observed increases in employee attrition and turnover in our industry. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, challenges or the failure to succeed in preclinical or clinical trials, including the failure of our Phase 1/2 clinical trial of SIG-001, or applications for marketing approval, may make it more challenging to recruit and retain qualified personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

A pandemic, epidemic, or outbreak of an infectious disease, such the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development or supply of our product candidates.

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

Our share price has been and may continue to be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive product candidates or technologies;
●	the timing and results of preclinical studies for any product candidates that we may develop;
●	failure or discontinuation of any of our product development and research programs;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of engineered cell therapy and encapsulated cell therapy;
●	commencement or termination of collaborations for our product development and research programs;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;

●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and by-laws include provisions that:

●	authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
●	create a classified board of directors whose members serve staggered three-year terms;
●	specify that special meetings of our stockholders can be called only by our board of directors;
●	prohibit stockholder action by written consent;
●	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	provide that our directors may be removed for cause only;
●	specify that no stockholder is permitted to cumulate votes at any election of directors;
●	expressly authorized our board of directors to modify, alter or repeal our amended and restated by-laws; and
●	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

On December 8, 2020, we closed our initial public offering in which we issued and sold 8,050,000 shares of our common stock, including 1,050,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $18.00 per share, for aggregate gross proceeds of $144.9 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-250070), which was declared effective by the SEC on December 3, 2020, and a Registration Statement on Form S-1 MEF (File No. 333-251111) filed pursuant to Rule 462(b) of the Securities Act.

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

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date:	November 10, 2022

By:	/s/ Josias Pontes
Josias Pontes
Senior Vice President, Acting Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	November 10, 2022