Form 10-K
period 2022-12-31
Sigilon Therapeutics, Inc.
filed 2023-03-14
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $18,238,725, computed by reference to the closing price of the registrant’s common stock on the Nasdaq Global Select Market reported for such date.

As of March 1, 2023, there were 32,466,737 shares of common stock, $0.001 par value per share, outstanding.

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

S

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the timing and progress of our research and development programs and preclinical studies and the submission or approval of Investigational New Drug, or IND, applications for our product candidates, including our plans to conduct non-human primate and IND-enabling studies for SIG-002 in the second half of 2023, with an expected IND submission in 2024;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the process development, scale up and manufacturing activities for our product candidates;
●	our ability to fund our operating expenses, capital expenditures requirements and debt service payments into 2025;
●	our belief that, at commercial scale, the cost of goods for some of our programs will be significantly lower than existing cell or gene therapies;
●	our ability to identify and enter into future license agreements and collaborations; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.
●	If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted.
●	Negative results of preclinical or clinical studies of any of our product candidates may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever.
●	Drug development is a lengthy, expensive, and inherently uncertain process, with a high risk of failure at every stage of development, and any favorable preclinical results are not predictive of results that may be observed in future clinical trials.
●	Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.
●	If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our SLTx platform may be adversely affected.

PART I

Item 1. BUSINESS

As used in this Annual Report on Form 10-K, except as otherwise indicated by context, references to “we,” “us,” “our,” “SGTX” or the “Company” refer to Sigilon Therapeutics Inc.

Overview

We are a preclinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with acute and chronic diseases by providing stable and durable levels of therapeutic molecules to patients. Our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in cell differentiation and biocompatible materials, is designed to enable our product candidates to provide a wide range of functions or therapeutic molecules that may be missing or dysfunctional in patients. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or chronic suppression of the patient’s immune system.

Our SLTx platform is comprised of two primary elements: the cells and the sphere. We differentiate stem cells into the appropriate cell types, such as islet cells in the case of our diabetes program, which both sense and respond. We also engineer cells to express a therapeutic molecule of choice in a continuous manner, which we refer to as constitutive expression. Our human cell lines are selected for each indication based on their safety, durability, scalability, functionality and engineerability. These cells are subsequently encapsulated in our proprietary and biocompatible spheres. The spheres are composed of an Afibromer outer layer, an alginate conjugated with a novel, proprietary small molecule, which was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson. This work culminated in a series of patents and patent applications to which we obtained exclusive rights through our license agreement with MIT. The spheres are designed to prevent the generation of an immune response against the spheres encapsulating the cells while enabling nutrient influx and therapeutic protein efflux.

Modularity, a key attribute of our SLTx platform, is comprised of three core pillars: the cells, the sphere and the manufacturing process. In addition to the cells and the sphere described above, we have also spent significant time and resources to create a state-of-the-art modular manufacturing platform for all potential product candidates developed using our cell and sphere components. This cost-effective manufacturing platform is designed to provide a true “off-the-shelf” product for patients. Furthermore, virtually all aspects of the platform for a specific cell line, from raw materials to processing steps, can be shared across our development programs using such cell line, enabling a potentially streamlined path from discovery to clinical trials. This modularity has created an efficient engine for generation of product candidates.

Our Product Candidates and Platform Technology

Leveraging the modularity of our platform and our scientific and preclinical work to date, we are able to advance programs in distinct therapeutic areas, including metabolic and other acute and chronic disorders. We are applying a strategic sequencing to the development of our portfolio, focusing on the potential to provide meaningful clinical benefit to patients, rapid time to proof of concept, clear regulatory path, and validated biology and clinical endpoints. Our current pipeline of SLTx product candidates is summarized in the figure below.

SIG-002, our lead product candidate, is designed to replace islet cells for the treatment of Type 1 Diabetes, or T1D. In T1D, the immune system attacks and destroys the insulin producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Eli Lilly and Company, or Lilly, to develop cell therapies for the treatment of T1D, including SIG-002. Under the terms of the partnership, we are currently leading execution of the program through IND submission and Lilly, a global leader in diabetes, will develop and commercialize the program worldwide. We expect to conduct IND-enabling activities for SIG-002 in 2023, with an expected IND submission in 2024. We received an upfront payment of $62.5 million as well as a $13.1 million equity investment from Lilly. We are eligible to receive up to $165.0 million in regulatory milestones and $250.0 million in sales-based milestones and tiered, from mid-single to low-double digit, sales-based royalties. In 2019, Lilly invested an additional $12.0 million as part of our Series B financing.

We are also developing product candidates for the treatment of lysosomal diseases. We believe our product candidates for lysosomal diseases, including mucopolysaccharidosis type 1, or MPS-1, can leverage the well understood mechanism of enzyme replacement therapies, or ERTs, by using engineered cells to express functional human enzyme or other protein that more closely resemble normal physiology in a continuous manner. For example, our program for MPS-1 consists of product candidates that contain a cell line that is genetically modified with a nonviral vector to express human α-L-iduronidase, or IDUA, encapsulated within our spheres. In addition, we are designing our product candidates to address the neurological manifestations of certain lysosomal diseases, using molecules designed to penetrate the blood brain barrier and molecules designed to extend plasma half-life. In the first quarter of 2023, we decreased our external spend relating to our MPS-1 program to preserve capital. We expect to expand our pipeline of product candidates to include expansion areas of development, including liver disease and other validated targets, in the future.

In addition, we continue to focus on optimizing our SLTx platform technologies. In November 2021, we reported that spheres covered with pericapsular fibrotic overgrowth, or PFO, were observed during a retrieval procedure in our Phase 1/2 study of SIG-001 in severe or moderately severe hemophilia A. We have made subsequent changes to our SLTx platform, which are designed to minimize or otherwise avoid the potential for a patient’s immune response to our product candidates. Our current programs, including SIG-002, have incorporated a number of these platform optimizations, including changes to our cross-linking chemistry designed to strengthen the integrity and stability of our spheres. We also developed innovative predictive preclinical models of PFO, including in vitro macrophage attachment assays and in vivo humanized mouse models to support the continued development of our product candidates, including SIG-002.

Discovery Pipeline

Following our program for diabetes, we intend to apply the SLTx platform to develop more product candidates, including product candidates for patients with liver and immune mediated diseases, and explore delivery of different molecules and alternative routes of administration. Given the modular nature of our platform, we have developed a framework for progressing to the IND-enabling phase for internal programs, which we expect to take approximately 15 to 18 months, on average, after a development candidate has been nominated. Preclinical activities include cell banking, cell culture process development, sphere optimization, and technology transfers to our contract manufacturing organizations, or CMOs. In parallel with these preclinical activities, we may request pre-IND and pre-Clinical Trial Application, or pre-CTA, meetings with the applicable regulatory authorities to incorporate their feedback in our preclinical process, for many of our products. Once preclinical materials are available, we initiate toxicology studies, pharmacokinetic studies and pharmacodynamics studies for our product candidates, in vitro and, later, in vivo. Based on the results of these studies, we may then develop a proposed clinical trial design. Prior to the completion of IND-enabling preclinical studies, we work with our CMOs to create a current good manufacturing practice, or cGMP, working cell bank, which would be expanded, differentiated to the appropriate cell type, if applicable, and encapsulated to provide the cGMP grade cell components of the clinical supply of our product candidate. This integrated process is intended to provide each program with necessary data to complete our IND and CTA applications for such program.

Strategy

Our goal is to provide functional cures to patients with chronic and acute diseases by applying our SLTx platform to discover, develop, manufacture, and commercialize a new class of medicines. To achieve this vision and maximize value to stakeholders, we are executing a strategy with the following key elements:

●	Leverage our Modular Platform. We have focused our efforts on three core pillars of our modular platform: (i) optimization of our cell lines; (ii) optimization of our spheres; and (iii) development of scalable and cost-effective manufacturing processes. The optimization of our cell lines and spheres includes strategies to develop hypoimmune cell-based products that are designed to minimize or otherwise avoid a patient’s immune response to our product candidates. In addition, we are developing innovative predictive preclinical models of PFO, including in vitro assays to further validate the hypoimmunity of our cell lines. By leveraging these components, we believe that this strategy will enable us to pursue numerous product candidates in a capital efficient manner.
●	Focused Indication Prioritization. Following our program for diabetes, we expect to prioritize new product candidates based on the potential to provide meaningful clinical benefit to patients, rapid time to proof-of-concept, a clear regulatory path, and validated biological and clinical endpoints. In the future, we expect to target therapeutic areas in acute or chronic diseases outside of diabetes.

●	Further Strengthen our Differentiated, Proprietary and Cost-Effective Manufacturing Capability. We have designed our manufacturing processes for reproducibility, flexibility, speed and low cost of goods. In addition, we have demonstrated our ability to scale up our manufacturing processes for our Phase 1/2 studies. We expect to continue to invest in our manufacturing platform and leverage our modularity as we further scale up our proprietary processes. We believe that, at commercial scale, the cost of goods for some of our programs will be significantly lower than existing cell or gene therapies.
●	Driving Innovation with our Strong Patient First Culture. Since our formation, we have established a highly collaborative, patient first culture that drives our passion for innovation. Our patient first culture has allowed us to understand the needs of patients and their caregivers, including the need for innovative medicines. We have leveraged our pioneering science and our location to attract scientific talent and experienced leaders, which underscores our commitment to the patient communities we serve. In addition, we have assembled a board of directors and scientific advisors with deep expertise in research, development, regulatory affairs and manufacturing across the therapeutic areas that we are initially targeting, and that are guided by the needs of the patient community.
●	Maximizing Value Creation. We have assembled a management team with experience in the development and commercialization of therapeutics globally, particularly in rare diseases. In other more prevalent acute or chronic diseases, we believe that executing targeted strategic partnerships for select indications or regions of the world would be beneficial to expand and accelerate access of our technology to broader patient populations worldwide, as demonstrated by our partnership with Lilly.

Limitations of Gene and Cellular Therapies

Many diseases are a result of loss or dysfunction of cells or a component produced by these cells. The loss or dysfunction can occur as a result of an inherited genetic defect or occur later in life due to several factors such as autoimmunity. There is a long history in the medical community of replacing missing or defective cells, from blood transfusions to bone marrow transplants, activated immune cells in oncology and cadaveric islet cells for T1D. There are two broad classes of cell therapy: autologous, whereby cells are obtained from the patient, and allogeneic, whereby cells are obtained from a third-party human donor. Despite the major developments and improvements in the industry, both types of therapies are associated with challenges related to acquisition of cells, manufacturing, clinical utility and safety.

Immune rejection is primarily a contact-dependent cell mediated process. A challenge to the therapeutic use of allogeneic cells has been the targeted destruction of the cells by the host immune system unless patients are treated with an immunosuppressive regimen. One strategy employed to prevent immune rejection, outside of immune suppression, is the encapsulation of cells to prevent immune cell contact. Encapsulation using biopolymers such as alginate have been extensively studied, including in human clinical trials. While these systems proved safe, the functionality was lost due to an immune response to the foreign biomaterial.

More recently, advances in genetics have enabled the engineering of cells to increase function or produce therapeutic molecules. These techniques can be applied to either autologous or allogeneic cell products. A recent example of autologous cell therapy is chimeric antigen receptor T cells, or CAR-Ts, used for the treatment of particular cancers. This has spurned much activity in the expanded utility for cell therapy. However, the use of these types of therapies is limited by a range of issues, including:

●	Limited Therapeutic Application. Given the specialized nature of cell therapies, they have been designed for specific indications and lack the inherent platform flexibility to be rapidly applied to therapeutics across chronic diseases.
●	Limited Durability. Allogeneic cell therapies have had limited durability due to the fast immune rejection by the host immune system. This limitation makes these therapies less efficacious in the treatment of chronic disease.

●	Safety Concerns. Many allogeneic cell or tissue therapies such as islet cell transplantation require lifelong immunosuppression to prevent immune rejection, which is associated with significant morbidity. The use of immunosuppression restricts their use to the most severe patients.
●	Inability to Scale in a Cost-Effective Manner. Autologous cell therapies are derived from a patient's own cells to avoid rejection by the immune system. This results in a one-to-one manufacturing process for each individual patient, which is costly and difficult to scale, and requires a complex supply chain that can delay treatment for critically ill patients.

Gene therapy is used to repair a deficiency by replacing a gene of interest with heterologous expression in the body, usually with the help of a packaging virus. This therapeutic modality has had some success with delivery of systemic protein deficiencies when the transgene is packaged and delivered via a viral vector or messenger RNA. Local gene delivery in the eye has proven effective in rare genetic disorders. However, a range of issues similar to those faced with cell therapies has also limited the use of viral and non-viral integrating medicines such as gene therapies and gene editing, including:

●	Pre-Existing Immunity. Adeno-associated viruses, or AAVs, occur naturally in the environment and infect an estimated 70% of adults, which can lead to development of pre-existing immunity in many patients. This pre-existing immunity precludes patients from being eligible to enroll in clinical trials and to receive approved therapies. From a study of Hemophilia A patients, it was estimated that at least 25-40% of study subjects were excluded from treatment because of immunity to the AAV vectors used to deliver the gene therapy.
●	Durability and Variability Challenges. The data that are available for gene therapy-based factor VIII programs have demonstrated that hFVIII levels in patients treated with gene therapy have initially risen in the first year, then expression waned over time. We believe these results suggest that the durability of gene therapy for Hemophilia A is likely limited for the average patient. Additionally, there is significant variability of expression levels between patients in the same dose cohort in these clinical studies for hemophilia patients. This makes predictability of patient response to a given dose very challenging.
●	Safety Concerns. Potential for integration with the host genome may present unknown safety risks. In addition, off-target or unintended genetic modifications can arise from the use of gene therapies or genome editing tools. Because viral gene therapies can affect more than one type of cell, viruses may transduce cells other than the targeted cells and cause potential for other safety concerns. If this happens, healthy cells may be damaged, causing other illnesses or diseases.
●	Inability to Redose or Remove. Currently, certain viral gene therapies can only be delivered once due to the strong immune response to the virus, precluding repeat dosing. Once a patient receives one of these viral gene therapies, that therapy cannot be stopped, reversed or removed.
●	Limited Access Due to High Cost. Currently, high cost of goods and high average wholesale prices are associated with gene therapies, making access to such therapies on a global basis challenging.

Our Platform - Shielded Living Therapeutics

Using our SLTx platform, our goal is to provide functional cures to patients with chronic or acute diseases. In order to overcome the limitation of existing therapies, we have developed our SLTx platform, which combines advanced cell engineering and differentiation with cutting-edge innovations in biocompatible materials to pioneer a new class of therapeutics. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient's genes or chronic suppression of the patient’s immune system. We engineer and/or differentiate cells, which are subsequently encapsulated in our proprietary hydrogel spheres. The spheres are composed of an outer layer comprising our Afibromer alginate, an alginate conjugated with a novel, proprietary small molecule, and an inner compartment designed to enhance cell survival and productivity. We have observed robust in vivo preclinical results demonstrating that the Afibromer alginate prevented the generation of an immune response against the biocompatible spheres while enabling nutrient influx and therapeutic protein efflux. As the cells remain encapsulated in the spheres, they are designed to not interact with the host genome. We are also developing hypoimmune cell-based strategies in some programs designed to minimize or otherwise avoid a patient’s immune response to our product candidates.

Our SLTx platform is comprised of two primary elements:

●	The Cells. The allogeneic human cell lines used in our programs are selected for each indication based on their safety, durability, scalability, functionality and engineerability. We believe this approach allows us to differentiate stem cells into the appropriate cell types or, if desired, stably integrate a high-expressing transgene into an engineered cell line, with the potential, in the case of our engineered cell lines, to create a self-renewing cell population to enhance durability and manufacturing scalability. We are also generating and testing hypoimmune cells for use in some of our discovery programs.
●	The Sphere. We encapsulate the cells in our proprietary biocompatible matrix, formatted as approximately 1.5 mm spheres, consisting of (i) an inner compartment of alginate which may be conjugated with peptide molecules to enhance cell survival and productivity and (ii) an outer hydrogel layer containing our Afibromer alginate.

In order to bring our SLTx product candidates to patients, we have designed our manufacturing process for reproducibility, flexibility, speed and low cost of goods. We use an allogeneic cell-based manufacturing process for our internal pipeline programs and follow the typical cadence of creation of a clonal master cell bank, followed by a working cell bank, and, finally, expansion of a working cell bank vial for each manufacturing run. The Afibromer alginate is created by conjugating the small molecule to the requisite alginate. Using a proprietary manufacturing process, the biomaterials are then used to encapsulate the cells, forming a sphere with the Afibromer alginate on the outside and the cells inside the sphere with the alginate biomaterial. This encapsulation process is reproducible and has been scaled for clinical development of our initial clinical product candidates. In addition, in line with other cell-based therapies, our manufacturing process provides the ability to optimize our candidate products by increasing or decreasing the volume of spheres manufactured and placed into the patient as well as the number of cells placed into each sphere. All components are manufactured under cGMP conditions by our CMOs.

Advantages of Our SLTx Platform

Our SLTx platform is designed to significantly improve the management of chronic and acute diseases by overcoming the drawbacks of current biologics-based standard of care therapies and the significant limitations of cell and gene therapies. We believe our SLTx product candidates, if successfully developed and approved, can be placed in the body and remain functional for years and potentially serve as "therapeutic factories" for diseases or conditions where a particular protein or cell is deficient. We believe our SLTx platform may provide the following potential advantages:

●	Functional Cure. We believe that a single dose of our SLTx product candidates could provide a meaningful long-term clinical benefit to patients as well as significant health economic advantages. Our SLTx platform is designed to harness the power of cell therapies to do what these genetically modified cells are designed to do by mimicking the function of endogenous cells.
●	Controllable Dosing. We have observed in preclinical studies that various doses of SLTx product candidates delivered consistent, dose dependent expression of the therapeutic molecules, which we believe supports predictable dosing in humans. We believe that controllable dosing has the potential to improve the safety profile of our product candidates and to better predict clinical outcomes for patients. This approach also offers the potential to tailor dosing to fit a patient's needs.
●	Redosable. In preclinical studies, we have observed that doses of our investigational products can be administered repeatedly, if applicable, which we believe further differentiates our cell-based approach from other modalities such as gene therapy.
●	Retrievable. While we do not anticipate a need for retrieval of our product candidates from patients, we have demonstrated in non-human primates that we can retrieve the vast majority of spheres, if necessary. In addition, in November 2021, spheres were removed or otherwise ablated in one of three patients enrolled in our Phase 1/2 clinical trial of SIG-001 in severe or moderately severe hemophilia A.
●	Off-the-Shelf. Our SLTx product candidates are designed to be off-the-shelf, allogeneic, encapsulated cell therapies. We also believe our plans to manufacture large cryopreserved drug product lots in a fully automated encapsulation system for certain of our products will result in cost of goods significantly lower than existing cell or gene therapies with potential ability for global distribution.
●	No Integration with the Host Genome. Our allogeneic cells are differentiated or engineered outside the body and encapsulated in spheres. Upon placement of these spheres into the body, our cells remain inside of the spheres and do not interact with the host genome or circulate in the body. This feature is designed to avoid safety issues potentially caused by insertions into the host genome. In addition, our clonal cells have known integration sites for the transgene, a gene that is introduced into the platform cell line using genetic engineering techniques.
●	Avoidance of Pre-existing Immunity. Our platform is a non-viral engineered cell-based gene therapy. Therefore, our product candidates are not affected by pre-existing antibodies to the viral based vectors used in gene therapy approaches.

Modularity of Our SLTx Platform

Modularity is a key pillar of our strategy as the SLTx platform can be rapidly adapted to new therapeutic programs using the same biomaterial components and encapsulation technology yielding an efficient engine which is being applied to multiple product candidates. We also expect to use the same parental cell line for multiple product candidates. This platform approach to development has the potential to significantly shorten the timeline and reduce the cost from product concept to IND submission. In addition, we have developed proprietary processes for producing consistent and large scale batches that are suitable for clinical development; which includes a novel process for automated continuous cell encapsulation and the potential to cryopreserve the product.

The Cells

For our current programs, we differentiate stem cells into the appropriate cell types or, if desired, stably integrate a high-expressing transgene into an engineered cell line, with the potential, in the case of our engineered products to create a self-renewing cell population to enhance durability and manufacturing scalability. For example, in our diabetes program, we are differentiating induced pluripotent stem cells, or iPSCs, into mixed populations of cell types approximating human islet cells. In the case of lysosomal disease and other programs, we engineer the appropriate cell line in a manner that does not employ viral vectors and is designed to produce an engineered cell line that expresses high levels of the desired therapeutic molecule using a customized expression cassette with a heterologous transgene. Each transgene and expression cassette for these product candidates is tailored for maximal expression of the therapeutic product candidate in a continuous manner. We also optimize the promoters, insulators, polyA and signal sequences for the parental cell line, enabling us to use different transgenes. The engineered cell line is cloned, master and working cell banks are created and tested under cGMP conditions. The cells produced by our engineered cell lines have proven particularly amenable to encapsulation because they allow us to have self-renewing, long-lived population of cells. As with normal tissues, cells in the sphere have a slow turnover rate. We are also selecting for hypoimmune cells or otherwise using engineering techniques designed to minimize or otherwise avoid a patient’s immune response to our product candidates.

The Sphere

Our name is derived from sigilo—a Spanish word meaning stealth. Stealth is a key attribute of our SLTx platform, which we are developing to harness the power of therapeutic cells without inducing an immune response. Our underlying technology was derived from 10 years of work in the MIT labs of Professors Robert Langer and Daniel Anderson to identify ways to prevent the foreign body response to implanted biomaterials. This work culminated in the discovery of (i) a family of novel small molecules that, when present on the surface of the alginate spheres, has been shown to prevent an immune response in preclinical studies and (ii) optimal sphere sizes. This technology is protected by a series of patents and patent applications, which we have exclusively licensed from MIT. This work, which included observations of preclinical durability in rodents and non-human primates, was described in a series of publications in Nature Journals from 2016 to 2020.

We have built upon the MIT technology to further refine the sphere configuration, composition and related manufacturing processes. We have developed a dual-layer sphere which enables us to create improved configurations for the outer layer and inner compartment. In designing the outer layer, we selected a small molecule from the MIT library, which when conjugated with the alginate, creates our Afibromer alginate that we use as an outer hydrogel coating for our spheres. We have incorporated changes to the cross-linking chemistry for Afibromer to strengthen the integrity and stability of our spheres. The inner compartment is designed to enable optimization for different cell types and to promote the viability and productivity of the encapsulated cells. The alginate, small molecule and the Afibromer alginate are all sourced and manufactured under cGMP conditions.

The Manufacturing Process

We have spent significant time and resources since we began substantial operations in 2017 to create a state-of-the-art manufacturing platform that is modular for all product candidates developed using our cell and sphere components. Each of the major components of the SLTx products, including the small molecule, the cell banks, outer layer matrix, inner layer matrix, the cellular drug substance and the encapsulated drug product, is manufactured under cGMP conditions. We have performed significant process development work in house with a longer-term vision to provide scalable and cost-effective approaches for each of these components at commercial stage. The process for manufacturing each component is independent from other components and does not differ significantly by program except for the cellular drug substance. We believe this initial groundwork will substantially enable acceleration to the clinic for future programs.

For sphere manufacturing for all programs, we use a dual lumen needle to generate the sphere. The cells with their matrix are in the inner lumen, while the Afibromer is in the outer lumen. As the droplet is pulled from the needle it hits a bath where crosslinking occurs forming a dual layer sphere. We have designed this encapsulation process for reproducibility, flexibility, speed and uniformity across all programs. We have further developed a cryopreservation process for the cellular drug substance of certain of our products. This allows us to decouple the drug substance and drug product manufacturing for such products, which we believe can reduce the lead time for drug product manufacturing by approximately 80%.

As we advance our programs, we are focusing on three key manufacturing areas: scaling up cellular drug substance manufacturing, automating and scaling up encapsulation processes, and cryopreservation of drug product. These strategic initiatives will enable a true off-the-shelf product. In addition, these investments in our manufacturing platform should enable us, at scale, to achieve commercial cost of goods significantly lower than current approved cell therapies on the market. We believe the cost of our treatment for certain programs can be significantly lower than existing cell or gene therapies, if our product candidates are approved.

Foundational data on our SLTx platform

We have performed several safety and durability studies using sphere components for our internal programs. Third-party in vivo studies have shown that alginate spheres of similar composition can remain intact in the body for over nine years with no reported adverse effects. In extensive preclinical testing for our initial programs, conducted with our first generation sphere composition to support our regulatory filings, we observed no toxicity. Chronic toxicity and local tolerance testing showed that the sphere components were well tolerated in Non-Human Primates, or NHPs, up to 12 months. In addition, empty spheres using this composition were not found to be sensitizing, cytotoxic, mutagenic, an irritant, or pyrogenic. The intraperitoneal administration of empty or high and low dose spheres containing cells was well tolerated, with no adverse control or test article-related effects observed in long-term safety studies. The spheres used in our initial preclinical programs were also observed to be biocompatible and our product candidates were shown to be non-cytotoxic and non-mutagenic in preclinical studies. We also observed no acute systemic toxicity following injection of empty sphere extracts in mice. These preclinical safety studies were completed for our programs in Hemophilia A and

MPS-1 and regulatory agencies have acknowledged the potential to leverage these data in subsequent filings for other product candidates. Below is a summary of the relevant preclinical studies.

NONCLINICAL SAFETY

Six-month and twelve-month NHP Study. We examined chronic toxicity and local tolerance of a single dose of empty spheres at doses at least 5x higher than the expected maximum human dose in Cynomolgus monkeys by administration into the bursa omentalis or into the general peritoneal space via implantation through an endoscopic trocar. There were no empty sphere-related toxicities observed on clinical pathology endpoints in Cynomolgus monkeys at either six months or 12 months after administration. The empty spheres implanted into the intraperitoneal cavity were well tolerated with no notable adverse effects.

Broken Sphere Study. An additional sphere tolerability study was conducted upon regulatory agency request in which we broke 50% of the spheres including cells prior to implantation to mimic a worst-case scenario for sphere integrity. An independent toxicology report found no adverse findings of note including any issues with the cells which were artificially enabled to escape the sphere in vivo.

Mode of Delivery

We have explored a variety of anatomical locations for systemic or local delivery of our product candidates. For our first programs in rare blood disorders, where large levels of systemic protein are required, we selected the general peritoneal space delivery through a laparoscopic trocar/catheter. This minimally invasive surgical procedure can be performed under general anesthesia in most patients in less than 30 minutes. Nevertheless, in addition to laparoscopy procedure, we developed a simplified procedure for sphere administration into the peritoneal cavity using minimally invasive techniques, such as interventional radiology guided placement. We believe this delivery method has several advantages over other forms of minimally invasive surgery, including local anesthesia and a single incision point. For indications in which smaller amounts of therapeutics will be required, such as immune-mediated conditions, we are developing alternative routes of administration.

Pericapsular Fibrotic Overgrowth, or PFO, Prediction Methods

We have developed proprietary methods to evaluate the potential for PFO of our product candidates in preclinical models. These methods include initial testing using a novel assay designed to measure macrophage attachment to our product candidates (as shown by red dots below). If this screen results in little to no macrophage attachment, product candidates are then tested in a humanized mouse model using positive controls for PFO (as measured by the amount of clumping below), such as polystyrene beads or encapsulated cells known to generate PFO. If no PFO is observed in these comparative studies, then product candidates may be evaluated for pharmacokinetics and toxicology in non-human primates.

We have used these preclinical models to evaluate our product candidates including SIG-002, our product candidate for diabetes, with our improved cross-linking chemistry. The humanized BLT, or hu-BLT, mouse model recapitulates important aspects of a human immune system, including the myeloid lineage, to assess both adaptive and the innate immunity. PFO presents as “clumping,” or the adherence of cellular material to the spheres, in the hu-BLT model and, therefore, we believe models our clinic observations of PFO. Specifically, in hu-BLT studies, significant clumping was evident in hu-BLT mice containing polystyrene beads, as shown in the figure below, which serves as a positive control for these studies. In contrast, no clumping or evidence of PFO was observed in hu-BLT mice containing empty spheres, also referred to as SIG-000. We have also evaluated spheres in hu-BLT mice containing two different types of cellular product: (i) SIG-002, which contains differentiated iPSCs, and (ii) SIG-005, which contains epithelial cells engineered to produce therapeutic protein, but not otherwise engineered to be hypoimmune. Importantly, we observed no clumping or evidence of PFO in hu-BLT mice containing SIG-002. We observed mild clumping, or a mild PFO response, in hu-BLT mice containing SIG-005. Using this data, we are moving forward with non-human primate and IND-enabling activities for SIG-002 in the second half of 2023. We are also evaluating the use of other cells derived from iPSC, such as hepatocytes.

Type 1 Diabetes

SIG-002 is an islet cell replacement therapy product candidate for the treatment of T1D. In T1D, the immune system attacks and destroys the insulin-producing beta cells within the endocrine islets of the pancreas. Insulin deficiency results in dysregulation of glucose metabolism. In April 2018, we partnered with Lilly to develop cell therapies for the treatment of T1D, including SIG-002.

Indication / opportunity

T1D is an autoimmune and chronic disease that results from the destruction of pancreatic beta cells. T1D patients are unable to produce sufficient levels of insulin to effectively modulate glucose levels and require subcutaneous insulin injections and regular blood glucose monitoring to maintain blood glucose levels within an appropriate range. There have been advances with different insulins, insulin pumps and continuous glucose monitoring that have improved management. Nonetheless, less than one-third of people with T1D in the United States are consistently achieving target blood glucose control levels. Vascular damage from chronic elevated blood glucose levels can result in various complications including neuropathy, retinopathy, nephropathy, and cardiovascular disease. Some T1D patients, usually described as having brittle diabetes have chronic severe metabolic instability despite intensive insulin therapy; this includes patients with a history of multiple episodes of severe hypoglycemic events, or SHEs, often with impaired awareness of hypoglycemia, or IAH.

Recent estimates indicate that in the United States approximately 1.45 million people have T1D and that number is projected increase to 2.1 million by 2040. Despite advances in blood glucose monitoring and insulin delivery technologies, there is a need for improved treatments for T1D. Specifically, we believe there is a need for a functional cure, something to replace the pancreas. While fluctuations in blood glucose levels have been reduced with pancreas or islets transplantation and some patients became independent of exogenous insulin administration, immunosuppression is needed to preserve effectiveness of these treatments. There are approximately 1,000 pancreatic transplants performed annually in the United States.

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

High risk T1D patients are candidates to receive cadaveric allogeneic pancreatic islet cell products or pancreatic transplants. Allogeneic islets are typically transplanted into the portal vein along with an immunosuppression regimen to prevent allograft rejection. A Phase 3 clinical trial in subjects with intractable IAH and SHEs demonstrated that allogeneic islet transplantation provided glycemic control, restoration of hypoglycemia awareness, and protection from SHEs. Forty-two percent of subjects achieved insulin independence for at least two years. Adverse safety events reported were related to the infusion procedure and immunosuppression, including bleeding and decreased renal function. A shortage of donor cadaveric islets and the need for chronic immunosuppression preclude wider use of cadaveric islet transplantation therapy for T1D.

Our Solution—SIG-002

SIG-002 is in development for individuals with T1D who have difficulty regulating their blood glucose levels using available insulin therapies. SIG-002 is designed to improve glycemic control, thereby reducing complications of T1D and improving quality of life outcomes for patients. SIG-002 comprises an allogeneic endocrine cell population, which we prepare by differentiating induced pluripotent stem cells, or iPSCs, using a proprietary protocol designed to produce cells that function similarly to human islets with glucose-responsive, insulin-secreting cells (SC-islets). The differentiated cells are encapsulated within our spheres to prevent immune rejection of the cells, as illustrated in the figure below. We are developing SIG-002 under our partnership with Lilly and, except for certain activities taken on by Lilly, we are leading the execution of research and development activities until the first IND filing.

SIG-002 Drug Product Sphere

SIG-002 has the potential to regulate blood glucose homeostasis through glucose-responsive secretion of insulin from the alginate spheres, or sense and respond. SIG-002 is designed to provide durable insulin secretion.

In collaboration with Lilly, we have acquired induced pluripotent stem cells, or iPSCs, that we have differentiated to pancreatic islets using a multi-step protocol. These allogeneic human SC-islets are then encapsulated in our spheres. We have developed a proprietary differentiation protocol that is reproducible, with scalable processes for cGMP manufacturing. With flow cytometry analyses we have shown that our protocol generates SC-islets with a high percentage of beta cells (c-peptide-positive/glucagon-negative), on average 61%. Further, our SC-islets have insulin content levels that are comparable to human islets and show glucose-responsive insulin secretion. In comparison to human islets, our data show we can produce SC-islets with more consistent cell populations.

Foundational Data

Early experimental data demonstrated that even with xenogeneic cells from different species, rat islets, shielded with Afibromer technology, remained functional for long periods of time, normalizing glucose control in streptozotocin-induced diabetic mice.

In this study, MIT implanted 0.5 ml of one-layered spheres containing rat islets in the peritoneal cavity of healthy mice, treated with streptozotocin, or STZ, to invoke diabetes. Mice were then tested for blood glucose levels every three days for 330 days until the mice were sacrificed. This experiment was repeated three different times with similar results each time with cohorts of five mice, consistently achieving blood glucose measures under 200mg/dL, normal blood glucose level for mice. In addition, in another MIT study, human islets differentiated from embryonic stem cells were placed into STZ mice and, in this study, normal blood glucose levels were maintained in mice for the duration of the study.

Rat donor islets in STZ mice.

SIG-002 Preclinical data

We have developed a robust preclinical program for SIG-002, including studies designed to support the biocompatibility of the alginates, as well as to evaluate the efficacy and safety of the product candidate. These studies are designed to address the following preclinical objectives:

●	Evaluation of long-term efficacy of the intended clinical product candidate in a murine model of diabetes with assessment of multiple doses; and
●	Safety assessment of intended clinical product candidate.

In preclinical studies, we have shown that SIG-002 was efficacious in the STZ-induced diabetes mouse model. As shown in the figure below, after 10-weeks in vivo, SIG-002-treated immunocompromised mice effectively cleared an oral glucose challenge (1g/kg) after an overnight fast.

Further, we have shown that SIG-002-treated, STZ-induced diabetic, immunocompromised mice maintained normoglycemia with blood glucose levels comparable to non-diabetic control mice and with human c-peptide in the plasma for up to four months.

In addition to our preclinical studies, we are optimizing the scaled manufacturing processes for SC-islets and SIG-002 spheres. Unlike the cells in our other product candidates, SC-islets are in cellular aggregate form rather than individual cells. We believe our efforts are important to create a standard manufactured sphere with a uniform number of SC-islets per sphere.

SIG-002: Encapsulated SC-islets

Clinical Development Plan

We are currently working through the IND-enabling preclinical studies described above in collaboration with Lilly. Lilly is responsible for the clinical development of SIG-002, including establishing a clinical development plan.

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

We believe our SLTx therapies can leverage the well-understood mechanism of ERTs by using engineered cells to express functional enzymes or other proteins that more closely resemble normal physiology in a continuous manner. We believe that a single dose of our SLTx therapies may provide meaningful longer-term benefit to these patients and functionally cure these diseases while also providing significant health economic advantages.

In December 2021, we announced a strategic reprioritization focusing our development efforts on diabetes and MPS-1. In the first quarter of 2023, we decreased our internal and external spending relating to our MPS-1 program to preserve capital. We are also developing next generation product candidates to address the neurological manifestations of mucopolysaccharidoses, such as MPS-1, using transporter molecules designed to penetrate the blood brain barrier, or BBB, and molecules designed to extend plasma half-life. In preclinical studies, cells engineered to express human α-L-iduronidase, or IDUA, for the treatment of MPS-1 demonstrated sustained substrate reduction in peripheral organs, such as the liver, spleen, kidney lung and heart as measured by reductions in heparan sulfate. More importantly, in this 21-day study, there was also a significant level of substrate reduction in the central nervous system reflecting the transporter molecules ability to cross the BBB. Our ability to leverage the modularity of our SLTx platform and manufacturing processes across our lysosomal disease programs is expected to result in a streamlined path for these programs to the clinic.

Liver diseases

We believe that our SLTx platform has the potential to provide a functional cure to patients with liver diseases by restoring function through the production of proteins (A1AT, albumin) and detoxifying disease-causing metabolites (ammonia, urea, and xenobiotics) or by reducing hepatic cell death.

We are currently exploring targets and indications most suitable to benefit from our platform technology. Preclinical data has shown our product candidates can overcome pharmacokinetic barriers hampering the therapeutic use of certain treatments, potentially providing treatments for a number of diseases with high unmet need. As proof of concept, we have shown that we can produce a wide variety of these important modulators. For example, in a murine model of autoimmune hepatitis, we have demonstrated that cells engineered to produce a sustained level of IL-10 in the plasma, are able to modulate the immune system towards a more immunosuppresive phenotype as measured by CD206 expression on peripheral blood monocytes. The induction of this phenotype through delivery of IL-10 was also associated with the reduction of hepatic cell death as determined by histology and plasma alanine transaminase, or ALT, levels, a marker of liver damage.

Manufacturing Process

We have spent significant effort and resources to create a standardized, efficient, flexible, and consistent manufacturing platform. Our cellular drug substance manufacturing process follows the typical biologics manufacturing cadence of creation of a clonal master cell bank, followed by a working cell bank, and, finally, expansion and differentiation of a single working cell bank vial for each manufacturing run. The hydrogel and Afibromer alginate are sourced and manufactured in compliance with cGMPs by our CMOs and are used for all of our programs. We believe the modularity of our platform approach allows us to reduce the time from product concept to IND since the manufacturing know-how and preclinical testing can be leveraged from therapy to therapy. The cost of goods for certain product candidates, if approved, is expected to be significantly lower than the cost of existing cell or gene therapies, and given the durability of treatment, the cost of goods has the potential to be significantly lower than existing cell or gene therapies.

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

The encapsulation process to generate final drug product is unique and proprietary to the SLTx platform and the critical step in creating our product candidates. We manufacture the spheres using a dual lumen needle. The cells with their matrix are in the inner lumen, while the Afibromer alginate is in the outer lumen. A droplet is then emitted from the needle, drops into a bath, where crosslinking of the polymers is induced to form spheres with long term stability and integrity. The dual layer sphere has the cells in the inner compartment while the small molecule biomaterial is in the outer layer which has contact with the body.

Currently we use a proprietary semiautomated process for encapsulation. The final product is shipped at room temperature. We plan to develop a fully automated encapsulation system, which is expected to include cryopreserved final drug product. We also believe these manufacturing innovations and know-how will enable us to have allogeneic cell therapies with a cost of goods for certain products significantly lower than existing cell or gene therapies.

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

There are numerous companies that are selling or developing genetic medicines that may directly compete with our SLTx product candidates. These companies include Sanofi, Takeda, BioMarin, Novo Nordisk, Sangamo Inc., or

Sangamo, Spark, Inc., or Spark, Ultragenyx, Pfizer, Bayer, UniQure, Inc., or UniQure, CSL Behring, Freeline Therapeutics Holdings plc, or Freeline, Roche and Vertex Pharmaceuticals, Inc.

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

Our in-licensed patents and patent applications cover various aspects of our SLTx platform, including chemically-modified alginates, methods of encapsulation and sphere compositions. We also have filed patent applications directed to the composition, configuration and manufacturing of our spheres. In addition, we have filed, or plan to file when appropriate, patent applications directed to the specific therapeutic protein expression construct and/or cell line used in each of our product candidates. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims, directed to future product candidates and improvements to our SLTx platform, including manufacturing of individual sphere components and sphere preparations.

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

As of December 31, 2022, we owned two patents (one patent in each of Australia and Singapore) and have 145 pending applications, including six pending U.S. provisional patent applications, 11 pending PCT patent applications, 15 pending U.S. non-provisional patent applications, 14 pending European patent applications and 99 other related patent applications in jurisdictions outside the United States and Europe. These patent applications relate to the composition, configuration, manufacturing and methods of use of all elements of the SLTx platform and our product candidates. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2037 and 2043, excluding any additional term for patent term adjustments or patent term extensions.

Aspects of our SLTx platform technology are covered by patents and patent applications licensed from MIT on an exclusive or non-exclusive basis. The exclusively licensed MIT portfolio includes several patent families that cover our Afibromer matrix and the dual-layer configuration used in our spheres. As of December 31, 2022, our exclusively licensed MIT portfolio related to our SLTx platform consisted of: 20 U.S. patents; two European patents and related validations; 25 patents in jurisdictions outside the United States and Europe and 19 pending patent applications, including three pending U.S. non-provisional patent applications; and six pending European patent applications. The patents and patent applications outside of the United States and Europe are held primarily in Australia, Canada and Japan, although some of our in-licensed patent families were filed in a larger number of countries. As of December 31, 2022, our non-exclusively licensed MIT portfolio related to our SLTx platform consisted of one U.S. patent. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use and certain processes. Our current in-licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2032 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2032 and 2036, excluding any additional term for patent term adjustments or patent term extensions.

License and Collaboration Agreements

Exclusive Patent License Agreement with the Massachusetts Institute of Technology

In February 2016, we entered into a license agreement with MIT, together with all amendments, the MIT License, pursuant to which we received an exclusive, worldwide, royalty-bearing license under certain patent rights owned or controlled by MIT to develop, make, have made, use, offer to sell, sell, lease, import and export products, and to develop, perform, practice, sell and offer to sell processes, in the field of the diagnosis, treatment and/or prevention of disease or other conditions in humans and animals.

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

We are responsible for preclinical development of a product candidate, and completion of the studies and other criteria required for filing the first IND with respect to such product candidate. Lilly is then responsible for filing the first IND for a product candidate developed pursuant to the partnership and all subsequent clinical development and commercialization. Lilly is also responsible for all research, development and commercialization with respect to any subsequent product candidate. As of December 31, 2022, the most advanced product candidate in this partnership is in the pre-IND stage.

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

License and Regulation of Biologics in the United States

In the United States, our candidate products are regulated by the United States Food and Drug Administration, or the FDA, as biological products, or biologics, under the Public Health Service Act, or the PHSA, and the Federal Food, Drug and Cosmetic Act, or the FDCA, the implementing regulations of the FDA and other federal, state and local statutes and regulations.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●	preparation and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials, requesting marketing of the biological product for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labelling;
●	a determination by the FDA within 60 days of its receipt of a BLA to accept the application for review;
●	satisfactory completion of an advisory committee review, if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements; to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity; and, if applicable, the FDA's current good tissue practice, or cGTP, requirements for the use of human cellular and tissue products;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
●	payment of the application fee under the Prescription Drug User Free Act, or PDUFA, unless exempted; and

●	FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a REMS, and any post-approval studies required by the FDA.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval in the United States. Specifically, the FDA requires that such trials be conducted in accordance with GCP requirements, and that FDA must be able to validate the data from such clinical trials through onsite inspections, if FDA deems such inspections necessary.

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

On the basis of the FDA's evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCP, the FDA may issue an approval letter or a complete response letter. Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and that the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent and the approval letter authorizes commercial marketing of the product with specific labeling for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

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

Patent Term Restoration and Extension

A U.S. patent claiming a new biological product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for a single patent for an approved product as compensation for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date a clinical investigation involving human beings is begun and the submission date of a marketing application less any dime during which the applicant failed to exercise due diligence, plus the time between the submission date of an application and the ultimate approval date less any dime during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product's approval date. Only one patent applicable to an approved product is eligible for the extension, only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Marketing and Authorization in the EU

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

Regulatory Requirements After Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU's and the United Kingdom’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products must also be conducted in strict compliance with the EU's cGMP requirements, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EU has also drawn up guidelines which develop the cGMP requirements that should be applied in the manufacturing of advanced therapy medicinal products, which would apply to cell and gene therapy products. The United Kingdom is continuing to apply the same regulations as the EU with respect to cGMP requirements. The marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU under Directive 2001/83EC, as amended, and through national legislation of the EU member states.

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

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU's General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. The United Kingdom and the EU are currently accepting that the privacy regimes of each country are equivalent so that personal might be transferred between those jurisdictions without additional requirements.

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

Healthcare and Other Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended, the Health Care and Education Reconciliation Act, or the Affordable Care Act, which, among other things, expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included a number of changes to the coverage and reimbursement of drug products under government healthcare programs.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare

Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the Affordable Care Act, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Human Capital

Employees

As of December 31, 2022, following our strategic reprioritization, we had 62 full-time permanent employees. Of these employees, 15 have an M.D. or a Ph.D. Ten of our employees work in administration and operations and 52 work in research and development. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Talent Acquisition and Development

We consider the intellectual capital, skills and experience of our employees to be an essential driver of our business and key to our future prospects. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a competitive total rewards package consisting of base salary and cash target bonus a comprehensive benefit package and equity compensation for every employee. Annual cash bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Any actual bonus payout is based on a combination of individual performance and corporate performance.

Diversity, Inclusion, and Belonging

We value diversity at all levels of the organization and continue to focus on extending our diversity, equity and inclusion initiatives across our entire workforce, from: working with managers to develop strategies for building diverse, high performing teams; to ensuring that we attract, develop and retain diverse talent from all backgrounds; to increasing awareness within our company of unconscious biases, and supporting individuals who are underrepresented in our company, industry or society, such as women, members of the LGBTQ community and people of color. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with group training and individual mentoring and coaching. Our management routinely reports to our board of directors on human capital management topics, including corporate culture, diversity, equity and inclusion, employee development and retention, and compensation and benefits. Similarly, our board of directors regularly provides input on important decisions relating to these matters, including with respect to employee compensation and benefits, talent retention and development.

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

We are currently advancing our pipeline of programs in development. Discovering development candidates and developing investigational therapeutics is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our Shielded Living Therapeutics, or SLTx, platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials, including cGMP materials, (iii) seek regulatory approvals for our product candidates, and (iv) launch and commercialize any product candidates for which we receive regulatory approval.

Since inception, we have incurred significant operating losses. Our net loss was $43.6 million and $77.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $256.8 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	conduct additional preclinical studies for our product candidates;
●	initiate clinical trials for our Mucopolysaccharidosis Type I, or MPS-1, program, or any other product candidates;
●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development, manufacturing, quality, supply chain and commercial personnel;
●	continue to hire and retain research and clinical personnel;

●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	scale up manufacturing and supply chain capacity to meet future clinical and commercial demand, including scaling up processes for cell culture and automated encapsulation, and building or expanding our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and
●	operate as a public company.

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

Our common stock is currently listed on The Nasdaq Global Select Market. To maintain the listing of our common stock on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our common stock. As previously disclosed, on June 22, 2022, we received a written notice, or Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that we no longer complied with the minimum bid price requirement of $1.00 for continued listing on The Nasdaq Global Select Market. On December 20, 2022, we received notice from Nasdaq indicating that Nasdaq had determined to delist our securities from The Nasdaq Global Select Market based upon our continued non-compliance with the $1.00 bid price requirement. Subsequently, we participated in a hearing before the Nasdaq Hearings Panel on February 9, 2023, after which we were granted a stay of delisting procedures subject to our meeting certain conditions, including an agreement to effect a reverse stock split. However, there can be no assurance that a reverse stock split would be approved by our stockholders or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were delisted, we could seek to list our common stock on The Nasdaq Capital Market or trade our common stock on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our common stock and impede our ability to raise capital.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of December 31, 2022 of $69.6 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into 2025. If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

●	the costs of continuing to develop our SLTx platform;
●	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory reviews associated with our product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for our program in MPS-1 or any other product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	additional expenses attributable to inflation and related impacts on our supplies of raw materials for our product candidates;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

We are an early-stage company. We were founded in 2015 and commenced operations in 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our SLTx platform, identifying product candidates, undertaking preclinical studies and initiating a clinical study for one product candidate, for which we deprioritized in December 2021 following a clinical hold and for which we withdrew the IND and CTA. We expect to complete close out activities for this study in the first half of 2023. All of our product candidates are in the research or preclinical stage and the risk of failure for our programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a product candidate from the time it is discovered to when it is available for treating patients, if ever.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our current and future product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

●	complete research and preclinical and clinical development of our current and future product candidates;
●	continue to develop new product candidates;
●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
●	establish and maintain supply and manufacturing capabilities or capacities internally or with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
●	obtain market acceptance of current or any future product candidates as viable treatment options;
●	address competing technological and market developments;
●	implement internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
●	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference, infringement, and other intellectual property claims; and
●	attract, hire, and retain qualified personnel.

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it would stop persuading or compelling banks to submit London Interbank Offered Rate, or LIBOR, rates after 2021. The Financial Conduct Authority and the ICE Benchmark Administration announced that LIBOR may continue for legacy contracts until June 2023. The Alternative Reference Rates Committee, a steering committee comprised of United States financial market participants, selected and the Federal Reserve Bank of New York, has recommended the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury repo market. There can be no assurance that rates linked to SOFR or associated changes related to the adoption of SOFR will be as favorable to us as LIBOR and may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our 2020 Credit Facility.

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

Further, the FDA or other regulatory authorities may not allow us to pursue further development of any of our product candidates as a result of the issues presented by the serious adverse event reported in our Phase 1/2 clinical trial of SIG-001 or our finding of PFO, particularly if we are unable to demonstrate an acceptable risk-benefit profile for product candidates developed using our SLTx platform. If the FDA or other regulatory agencies express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving our current product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our future studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such cases, our progress in the development of a product candidate for MPS-1 and other product candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

We are implementing potential platform optimizations, including changes to our cells, spheres and manufacturing processes to address findings of PFO in our Phase 1/2 clinical trial of SIG-001. We may determine that additional changes to our platform are needed that may be difficult, costly, or time consuming to implement or complete.

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

We are early in our development efforts and have focused our research and development efforts to date on select indications, including endocrine diseases, lysosomal diseases and other acute and chronic disorders, when identifying our initial targeted disease indications and our initial product candidates. We expect to conduct IND-enabling studies for SIG-002 and other product candidates, but there is no guarantee that the results from such IND-enabling studies will enable us to commence clinical trials of our product candidates in a timely manner, or at all.

We have not submitted INDs to the FDA or similar filings to any other regulatory agency for any of our current product candidates. We have invested substantially all of our efforts and financial resources in building our SLTx platform, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Commercialization of our product candidates will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many additional factors, including the following:

●	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND or CTA submission;
●	successful submissions of INDs or comparable foreign applications that allow commencement of our clinical trials, including resolving any clinical holds that may be imposed on such submissions;
●	successful initiation, enrollment in, and completion of, clinical trials;
●	positive results from clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	successful development of manufacturing processes and transfer to cGMP facilities of appropriate scale for clinical supply;
●	successful validation of manufacturing processes at the cGMP facilities for commercial supply;
●	establishment of cGMP manufacturing capability either by contracting third party manufacturers, or CMO, or by building our own manufacturing facility;
●	obtaining and maintaining patent, trade secret, and other intellectual property protection and non-patent exclusivity for our product candidates;
●	launching commercial sales of the product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies and treatment options;

●	a continued acceptable safety profile of the product candidates following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	supplying the products at a price that is acceptable to the pricing or reimbursement authorities in different countries, and at a cost that is profitable.

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

Drug development is a lengthy, expensive, and inherently uncertain process, with a high risk of failure at every stage of development, and any favorable preclinical results are not predictive of results that may be observed in clinical trials.

Drug development is a highly uncertain process, and failure can occur at any stage of development. There is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure is heightened for product candidates that are based on new technologies, such as our SLTx platform. Data obtained from preclinical and clinical activities are subject to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical development have nonetheless failed to obtain marketing approval of their product candidates. As we generate preclinical results, such results will not ensure that later preclinical studies or clinical trials will demonstrate similar results.

We have not yet initiated clinical trials for any product candidate other than SIG-001, for which we expect to complete close out activities in the first quarter of 2023.

There is a high failure rate for drugs and biologics proceeding through preclinical studies and clinical trials. Our prioritized programs for MPS-1 and diabetes and other product candidates may fail to demonstrate sufficient safety and efficacy levels. In addition, even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development and clinical holds that may be imposed on our clinical trials.

Any such adverse events may cause us to delay, limit, or terminate our clinical trials, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If any other product candidates we develop, in addition to SIG-001, are associated with serious adverse events, undesirable side effects, unexpected characteristics or limited efficacy or if the risk-benefit profile of such products is adversely impacted, we may need to abandon or modify their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects, other characteristics or limited efficacy are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, if our future preclinical and clinical studies of our product candidates result in additional incidences of PFO, we may be unable to support an appropriate risk-benefit profile of our product candidates. Many product candidates that initially showed promise in early-stage testing for endocrine, lysosomal diseases and other acute and chronic disorders have later been found to cause side effects that prevented further clinical development of the product candidates.

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

If patients are unwilling to participate in our studies because of negative publicity from adverse events related to our product candidates, biotechnology or cell therapy, engineered cell therapy or encapsulated cell therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	availability and efficacy of approved medications for the disease under investigation;
●	convenience and ease of administration compared to approved medications for the disease under investigation and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as laparoscopy;
●	ability to obtain and maintain patient informed consent;

●	risk that enrolled patients will drop out before completion of the trial;
●	eligibility and exclusion criteria for the trial in question;
●	perceived risks and benefits of the product candidate under trial;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate such clinical trials, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contraindications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop, including claims that are necessary for certain patient populations such as pediatric patients. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially adversely affect our business, financial condition, results of operations, and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if a product candidate receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages compared to alternative treatments;
●	the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;
●	the ability to offer our product candidates for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments, including the logistical challenges of administering product candidates with a short shelf life and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as interventional radiology guided placement;
●	the clinical indications for which the product candidate is approved by the FDA, the EMA, or other regulatory agencies;
●	the willingness of the target patient population to try novel therapies and of physicians to prescribe these therapies;
●	product labeling or product insert requirements of the FDA, the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	the timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement; and
●	the prevalence and severity of any side effects.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the same disease indications as our product candidates, including endocrine, lysosomal diseases and other acute and chronic disorders. We may face intense competition from large pharmaceutical companies with extensive resources and established relationships in these patient communities. The current standard of care for T1D is highly competitive and established, and includes Novo Nordisk’s Levemir and Tresiba, and Sanofi’s Toujeo and Lantus. There are also diabetes programs in development at ViaCyte, Inc. and Vertex Pharmaceuticals, Inc., which may compete with any therapy to treat diabetes we may develop. Additionally, several large pharmaceutical companies and biotechnology companies currently market and sell products for the treatment of lysosomal disorders. This includes products developed by Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc., or BioMarin, and Ultragenyx Pharmaceutical Inc., or Ultragenyx, among others. Any product candidates that we or our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates.

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

Our commercial opportunity may also be reduced or limited if we or our partners are unable to manufacture large, cryopreserved lots of our products candidates in a fully automated encapsulation system efficiently. Additionally, technologies developed by our competitors may render our product candidates, or our future developments, uneconomical or obsolete, and we may not be successful in marketing a product for MPS-1 or any other product candidates against competitors.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities, government healthcare programs, private health plans, and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that drug companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that a reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

If the market opportunities for our MPS-1 program or any other product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.

We focus certain research and product development pipelines and our product candidates on treatments for rare diseases including endocrine, lysosomal diseases and other acute and chronic disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. For example, the approximate incidence of MPS-1 is one in 100,000 live births. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. In addition, the number of patients with these diseases who have the potential to benefit from treatment may turn out to be lower than expected if we are unable to treat certain patient populations such as pediatric subpopulations.

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

In addition, some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources, including Fetal Bovine Serum, which is used in our cell culture process, and our alginates, which are naturally occurring polymers derived from seaweed. Such raw materials can be difficult to procure and may be subject to contamination or recall. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of any of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

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

We source a critical raw material used in our sphere alginate from a single supplier. A limited supply of this raw material and other raw materials with a limited number of suppliers could cause production delays, clinical trial delays, substantial lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our SLTx platform, including our current supply of alginates. Any interruption in supply, diminution in quality of raw materials supplied to us or failure to procure such raw materials on commercially feasible terms could harm our business by delaying the progress of our preclinical studies and future clinical trials and by impeding commercialization of potential approved products or increasing our costs.

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

Our reliance on third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, even if we rely on CROs to conduct our future clinical trials, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the study protocol for the trial. Moreover, the FDA, the EMA, the MHRA and other regulatory authorities will require us to comply with GCP requirements for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We lack the internal capability to manufacture any product candidates at clinical or commercial scale under cGMP conditions. The facilities used by our CMOs to manufacture our product candidates must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. Our clinical development product supplies may be limited, interrupted or may not be of satisfactory quality or continue to be available at acceptable prices. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements.

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

Risks Related to Our Intellectual Property

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

Furthermore, inventions contained within some of our in-licensed intellectual property, including patents and patent applications licensed from MIT, were made using funding from the United States government, and, in some cases, private, non-profit organizations. We rely on our licensors to ensure compliance with applicable obligations arising from such funding, such as timely reporting of the filing of patent applications arising out of the funded research and licenses granted to such patent applications. The failure of our licensors to meet their obligations may lead to a loss of rights to the relevant licensed intellectual property or the unenforceability of relevant patents.

Also, university licensors, governments and other funding entities could have certain rights in our in-licensed patents and technology. For example, in the MIT License, MIT and BCH retain the right on behalf of themselves and all other non-profit research institutions to practice under the licensed patent rights for non-profit research, teaching and educational purposes, including sponsored research and collaborations, and the United States government retains a non-exclusive license authorizing the United States government to use the inventions or to have others use the invention on its behalf. If the United States government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The United States government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using United States government funding. The United States government may also exercise its march-in rights if it determines that action is necessary because we or our licensors failed to achieve practical application of the United States government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such in-licensed United States government-funded inventions may be subject to certain requirements to manufacture product candidates embodying such inventions in the United States. Any of the foregoing could harm our business, financial condition, results of operations, and prospects significantly.

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

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our SLTx platform technologies and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous United States and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

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

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or SLTx platform technologies. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing our product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our SLTx platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may choose to challenge the patentability of claims in a third party’s United States or foreign patent, regardless of whether the claims are a threat to our SLTx platform technologies or product candidates. In the United States, this may be done by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings. There are equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We may choose to challenge third-party patents in the EPO and other foreign patent offices. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates, SLTx platform technologies or other proprietary technologies.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. For our in-licensed patents and patent applications, we generally rely on our licensors, including MIT, to pay these fees due to United States and patent agencies outside of the United States. For our owned patent applications, we rely on our outside patent counsel in the United States and in foreign countries to monitor these deadlines and to pay these fees when so instructed.

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

Changes in patent law in the United States and jurisdictions outside of the United States could diminish the value of patents in general, thereby impairing our ability to protect our SLTx platform technologies and product candidates.

As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States transitioned from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our technologies or product candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, allowing third-party submission of prior art and establishing a new post-grant review system, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	any of our current and future product candidates, if approved, will eventually become commercially available in generic or biosimilar product forms;
●	others may be able to make cell therapy products that are similar to any of our current and future product candidates or utilize similar cell therapy technology but that are not covered by the claims of the patents that we license or may own in the future;
●	we, or our licensors or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our licensors or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	we, or our licensors or current or future collaborators, may fail to meet our obligations to the United States government regarding any in-licensed patents and patent applications funded by United States government grants, leading to the loss or unenforceability of patent rights;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending, owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
●	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, or parts of our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours;
●	it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	issued patents that we hold rights to may be held invalid, unenforceable, or narrowed in scope, including as a result of legal challenges by our competitors;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
●	the laws of foreign countries may not protect our proprietary rights or the proprietary rights of our licensors or current or future collaborators to the same extent as the laws of the United States;

●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
●	we may not develop additional proprietary technologies that are patentable;
●	any product candidates we develop may be covered by third parties’ patents or other exclusive rights;
●	the patents of others may harm our business; or
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

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

Our operations and arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, many of which will apply only if and when we market a product, include the following:

●	federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal Food, Drug, and Cosmetic Act, or the FDCA, which among other things, strictly regulates pharmaceutical marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the so-called “federal sunshine” law under the Affordable Care Act, which requires pharmaceutical companies to monitor and report certain financial interactions with certain healthcare providers as well as ownership and investment interests held by physicians and their immediate family members to the Centers for Medicare & Medicaid Services within the United States Department of Health and Human Services for re-disclosure to the public; and
●	analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws also require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures, or require pharmaceutical companies to report certain pricing information.

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

In the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act and the ongoing efforts to modify or repeal that legislation. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. The Affordable Care Act has been subject to modification and additional modifications may occur. There are, and may continue to be, judicial challenges. Other health care reform efforts beyond the Affordable Care Act, including efforts related to drug coverage and pricing, have been ongoing and a number of reforms have been enacted under the Biden Administration. We cannot predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations for biological products will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval and decision-making processes may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Even if we obtain United States orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product candidate for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. The EU has its own criteria for designation as an orphan medicine but, as in the United States, orphan market exclusivity may not apply to the extent any further applicant can establish that its medicinal product is safer, more effective or otherwise clinically superior. Orphan drug exclusivity in the United States or the EU may also be lost if the FDA or

EMA, respectively, determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our business outside of the United States, we will be required to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the United States government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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

Additionally, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020 with enforcement beginning July 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents. Among other things, it requires covered companies to provide disclosures to California consumers and afford such consumers data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects of this legislation are potentially far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Any data we may collect from patients enrolled in future clinical trials in the United Kingdom or the EU will be, subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, on July 16, 2020 the CJEU, Europe’s highest court, held in the Schrems II case that the EU US Privacy Shield, a mechanism for the transfer of personal data from the EU to the United States, was invalid. The impact of this decision on the ability to lawfully transfer personal information from the EU to the United States, has led to increased scrutiny on data transfers from the European Economic Area to the United States generally and may increase our costs of compliance with data privacy legislation.

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

Risks Related to Employee and Operations Matters and Information Technology

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

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and recently observed increases in employee attrition and turnover in our industry. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, challenges or the failure to succeed in preclinical or clinical trials or applications for marketing approval, may make it more challenging to recruit and retain qualified personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

COVID-19, including the continued spread of new variants of the virus and spikes in infection rates, could adversely impact any preclinical or clinical trial operations in the United States and Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and our ability to conduct preclinical studies with reduced laboratory capacity. For example, similar to other biotechnology companies, we have, and may in the future, experience delays in initiating IND-enabling studies, protocol deviations, enrolling in any clinical trials or dosing of patients in any clinical trials as well as in activating any trial sites.

The COVID-19 pandemic has also impacted, and may continue to impact, our third-party suppliers and manufacturers, CMOs and CROs, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, which could result in substantial losses for investors.

Our share price has been and may continue to be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive product candidates or technologies;
●	the timing and results of preclinical studies for any product candidates that we may develop;
●	failure or discontinuation of any of our product development and research programs;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of engineered cell therapy and encapsulated cell therapy;
●	commencement or termination of collaborations for our product development and research programs;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions, including due to the impacts of inflation; and
●	the other factors described in this “Risk Factors” section.

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

As of December 31, 2022, our directors and executive officers and their affiliates beneficially owned shares representing approximately 35.5% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership have resulted in such ownership changes. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such United States federal net operating losses is limited to 80% of our taxable income in any future taxable year. There is a risk that due to legislative changes, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware are exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the United States federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate office is located in Cambridge, Massachusetts where we lease a total of approximately 44,118 square feet of office and laboratory space that we use for our administrative, research and development and other activities. The term of the lease is scheduled to expire in February 2025. We are entitled to one option to extend the lease term on 22,746 square feet of office and laboratory space for an additional three years. We believe that our facilities are enough to meet our current needs and that suitable additional space will be available as and when needed.

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

On March 10, 2023, the last reported sales price of our common stock on the Nasdaq Global Select Market was $0.964 and as of March 10, 2023, there were approximately 26 holders of record of our common stock.

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

Equity Compensation Plans

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

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

Overview

We are a preclinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with acute and chronic diseases by providing stable and durable levels of therapeutic molecules to patients. We have developed our Shielded Living Therapeutics, or SLTx, platform, which combines advanced cell engineering with cutting-edge innovations in cell differentiation and biocompatible materials, and enables our product candidates to provide a wide range of functions or therapeutic molecules that may be missing or dysfunctional in patients. We are designing our product candidates to be off-the-shelf, durable, controllable and redosable, without requiring modification of the patient’s genes or chronic suppression of the patient’s immune system.

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through December 31, 2022, we have received gross proceeds of $144.9 million from the sale of common stock in the IPO, $142.4 million from sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs up to $47.5 million. As of December 31, 2022 and 2021, we had $2.2 million and $0.1 million in accounts receivable and $1.3 million and $0 in unbilled accounts receivable with Lilly, respectively.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $43.6 million and $77.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $256.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	conduct additional preclinical studies for our product candidates;
●	initiate clinical trials for our Mucopolysaccharidosis Type I, or MPS-1, program, or any other product candidates;

●	comply with regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development, manufacturing, quality, supply chain and commercial personnel;
●	continue to hire and retain research and clinical personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	scale up manufacturing and supply chain capacity to meet future clinical and commercial demand, including scaling up processes for cell culture and automated encapsulation, and building or expanding our manufacturing capabilities or capacity, including future manufacturing facilities;
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio; and
●	operate as a public company.

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

Additional information regarding the 2018 Lilly Agreement can be found in Note 9 to our financial statements in this Annual Report on Form 10-K.

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

Other Income, net

Other income consists primarily of insurance proceeds, sublease income, gain on the disposal of fixed assets and net foreign exchange losses.

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

Revenue Recognition

To date, our revenues have consisted primarily of payments received related to the 2018 Lilly Agreement. We follow the provisions of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, for all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

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

For performance obligations which consist of licenses combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement, which are subject to review by a joint research committee, or JRC. Such a change could have a material impact on the amount of revenue we record in future periods. We concluded that the transfer of control to the customer for the Combined Performance Obligation occurs over the time period that the research and development services are provided by us. We recognize revenue for the Combined

Performance Obligation as those services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the Combined Performance Obligation. The cost-to-cost method is, in management’s judgement, the best measure of progress towards satisfying the performance condition.

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

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amount of revenue and earnings in the period of adjustment. As of December 31, 2022, no milestones under the 2018 Lilly Agreement were included in the transaction price as no milestones had been deemed likely to be achieved or had been achieved.

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

During the year ended December 31, 2022, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the year ended December 31, 2022, there has been an increase to the total estimated costs expected to be incurred of $13.5 million compared to the estimate as of December 31, 2021. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the year ended December 31, 2022, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $12.7 million and the Phase 1 supply performance obligation increased by $1.3 million.

We determined that our only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion in the balance sheets. Amounts are recorded as accounts receivable and unbilled accounts receivable when our right to consideration is unconditional.

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

Stock-Based Compensation

We measure all stock-based awards granted to employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options or the market price of our common stock on the grant date for restricted stock units. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award for the employees and directors.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$12,944	$9,599	$3,345
Operating expenses:
Research and development	37,631	65,069	(27,438)
General and administrative	18,979	20,166	(1,187)
Total operating expenses	56,610	85,235	(28,625)
Loss from operations	(43,666)	(75,636)	31,970
Other income (expense):
Interest income	946	258	688
Interest expense	(2,290)	(1,988)	(302)
Other income, net	1,449	55	1,394
Total other income (expense), net	105	(1,675)	1,780
Net loss	$(43,561)	$(77,311)	$33,750

Revenue

Revenue was $12.9 million for the year ended December 31, 2022, compared to $9.6 million for the year ended December 31, 2021. The Company recognizes revenue under the 2018 Lilly Agreement based on the input method, and as the costs incurred increased by $2.0 million during the year ended December 31, 2022, income recognized also increased. In addition, as the projected costs to complete certain activities decreased, there was an increase in recognized revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
Diabetes program	$10,638	$8,532	$2,106
MPS-1 program	4,591	6,324	(1,733)
Platform and other early stage programs	10,094	29,853	(19,759)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	9,483	15,822	(6,339)
Facility related and other	2,825	4,538	(1,713)
Total research and development expenses	$37,631	$65,069	$(27,438)

Research and development expenses were $37.6 million for the year ended December 31, 2022, compared to $65.1 million for the year ended December 31, 2021. The decrease in research and development expenses was primarily related to decreased ongoing platform and other early-stage programs, MPS-1 program, facility related and other and personnel expenses, which were offset by increases in direct research and development expenses for our diabetes program.

The decrease in platform and pipeline development, MPS-1 program, personnel expenses, and the increase in the diabetes program expenses is primarily due to our reprioritization of the development of MPS-1, diabetes and platform optimization following the Company’s restructuring activities in December 2021. The decrease in facility related and other expenses is primarily due to the sublease of a portion of our facility.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $19.0 million, compared to $20.2 million for the year ended December 31, 2021. General and administrative expenses decreased by $1.2 million as a result of decreased personnel expenses primarily in connection with our restructuring activities that occurred in December 2021.

Other Income (Expense), net

Other income (expense), net, primarily consists of insurance income, interest income, and interest expense. Other income (expense), net, for the year ended December 31, 2022 and 2021 was $0.1 million and ($1.7) million, respectively. The increase was primarily due to increased interest income associated with increased investment in marketable securities, insurance income and the gain on the sale of fixed assets, which was offset by increased interest expense due to higher interest rates on our credit agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through December 31, 2022, we had received net proceeds of $131.8 million from the sale of common stock in the IPO, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate that exceed $47.5 million. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $69.6 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(51,474)	$(78,405)
Net cash used in investing activities	(12,081)	(18,060)
Net cash (used in) provided by financing activities	(1,606)	1,554
Net decrease in cash, cash equivalents and restricted cash	$(65,161)	$(94,911)

Operating Activities

During the year ended December 31, 2022, operating activities used $51.5 million of cash, primarily resulting from our net loss of $43.6 million and net cash used in changes in our operating assets and liabilities of $19.3 million, partially offset by non-cash charges of $11.4 million. Net changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $9.5 million decrease in deferred revenue, a $4.1 million decrease in lease liabilities, a $2.9 million decrease in accrued expenses and other current liabilities, a $2.1 million increase in accounts receivable, a $1.3 increase in unbilled accounts receivable, and $1.2 million decrease in accounts payable, offset by a decrease in prepaid expenses and other current assets of $1.7 million and a $0.2 million increase in other liabilities. The decrease in deferred revenue was due to recognition of revenue related to our collaboration agreement. The increase in accounts receivable and unbilled accounts receivable was due to work performed related to our collaboration agreement that was either not paid or not invoiced as of the year ended December 31, 2022. The decrease in accounts payable and accrued expenses and other current liabilities was the result of timing of payments for services performed by our vendors. The decrease in lease liabilities was primarily due to payment of rent for our leased property. The increases in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $12.1 million and consisted of $42.5 million in purchases of marketable securities, and $0.5 million in purchases of laboratory equipment and furniture and fixtures, offset by $30.8 million in proceeds from maturities of marketable securities and proceeds from the sale of fixed assets of $0.2 million.

During the year ended December 31, 2021, net cash used in investing activities was $18.1 million and consisted of $16.2 million in purchases of marketable securities and $1.8 million in purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $1.6 million, consisting primarily of $1.7 million in repayments of principal associated with our debt facility, offset by $0.1 million of the proceeds from our employee stock purchase plan.

During the year ended December 31, 2021, net cash provided by financing activities was $1.6 million, consisting primarily of the proceeds from the exercise of stock options of $2.2 million, which was partially offset by $0.6 million in the payment of issuance costs associated with our initial public offering in December 2020.

Loan and security agreement

In September 2020, the Company entered into a loan and security agreement, or the 2020 Credit Facility, with Oxford Finance LLC, or Oxford. Effective as of September 2020, the Company paid off in full its borrowings under our prior debt facility using part of the proceeds from the 2020 Credit Facility and accounted for this as a debt extinguishment. The 2020 Credit Facility initially provided for borrowings of up to $20.0 million under one term loan, or the Term A Loan, as well as additional borrowings of up to an aggregate of $5.0 million, under one additional term loan, or the Term B Loan, collectively the “Term Loans”. Under the 2020 Credit Facility, the Company borrowed $20.0 million in September 2020. The Company did not elect to borrow the additional $5.0 million under the Term B Loan and the option to borrow under the Term B Loan has expired. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to greater of 8.40% and the sum of the thirty-day U.S. Dollar LIBOR rate report in the Wall Street Journal plus 8.23%, and are repayable in monthly interest only payments through August 2022 and in equal monthly payments of principal plus accrued interest from September 2022 until the maturity date in August 2025. Upon repayment of the Term Loans, the Company is required to make a final payment to Oxford equal to 3.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective-interest method.

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

As of December 31, 2022 and 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 12.4% and 8.40%, respectively. During the year ended December 31, 2022 and 2021 the weighted average effective interest rate on outstanding borrowings was 13.8% and 9.8%.

As of December 31, 2022, we were in compliance with all debt covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes and the costs of any additional preclinical studies we may conduct;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;

●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of any of our product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any of our product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025, giving effect to our decreased external spend relating to our MPS-1 program beginning in the first quarter of 2023. We have based this estimate on assumptions that may change, and we could utilize our available capital resources sooner than we expect.

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

SIGILON THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sigilon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigilon Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2023

We have served as the Company’s auditor since 2017.

SIGILON THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$42,066	$107,143
Marketable securities	27,560	16,213
Accounts receivable	2,171	59
Unbilled accounts receivable	1,287	—
Prepaid expenses and other current assets	1,077	2,729
Restricted cash—current	250	250
Total current assets	74,411	126,394
Property and equipment, net	2,854	3,994
Right‑of‑use assets	8,979	12,863
Restricted cash	1,034	1,118
Total assets	$87,278	$144,369
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$936	$2,344
Accrued expenses and other current liabilities	6,021	8,998
Lease liabilities, current portion	4,485	4,845
Current portion of long‑term debt	6,667	1,667
Deferred revenue from related party, current portion	12,885	17,034
Total current liabilities	30,994	34,888
Deferred revenue from related party, net of current portion	—	5,333
Lease liability, net of current portion	4,888	8,577
Long‑term debt, net of discount and current portion	12,021	18,411
Other liabilities	233	—
Total liabilities	48,136	67,209
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at December 31, 2022 and December 31, 2021; 32,466,737 and 32,359,895 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	32	32
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid‑in capital	296,339	290,377
Accumulated other comprehensive loss	(429)	(10)
Accumulated deficit	(256,800)	(213,239)
Total stockholders’ equity	39,142	77,160
Total liabilities and stockholders’ equity	$87,278	$144,369

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue
Collaboration revenue	$12,944	$9,599
Operating expenses:
Research and development	37,631	65,069
General and administrative	18,979	20,166
Total operating expenses	56,610	85,235
Loss from operations	(43,666)	(75,636)
Other income (expense), net:
Interest income	946	258
Interest expense	(2,290)	(1,988)
Other income, net	1,449	55
Total other income (expense), net	105	(1,675)
Net loss attributable to ordinary shareholders	$(43,561)	$(77,311)
Net loss per share attributable to common stockholders—basic and diluted	$(1.34)	$(2.43)
Weighted average common stock outstanding—basic and diluted	32,405,786	31,860,264

Other comprehensive loss
Unrealized loss on marketable debt securities	(419)	(10)
Total other comprehensive loss	(419)	(10)
Total comprehensive loss	$(43,980)	$(77,321)

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	31,464,989	$31	$282,053	$—	$(135,928)	$146,156
Issuance of common stock upon exercise of stock options	878,015	1	2,094	—	—	2,095
Issuance of ESPP shares	16,891	—	81	—	—	81
Stock‑based compensation expense	—	—	6,149	—	—	6,149
Unrealized loss on marketable debt securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(77,311)	(77,311)
Balances at December 31, 2021	32,359,895	32	290,377	(10)	(213,239)	77,160
Issuance of common stock upon exercise of stock options	833	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	37,960	—	—	—	—	—
Issuance of ESPP shares	68,049	—	60	—	—	60
Stock‑based compensation expense	—	—	5,901	—	—	5,901
Unrealized loss on marketable debt securities	—	—	—	(419)	—	(419)
Net loss	—	—	—	—	(43,561)	(43,561)
Balances at December 31, 2022	32,466,737	$32	$296,339	$(429)	$(256,800)	$39,142

The accompanying notes are an integral part of these consolidated financial statements.

SIGILON THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,561)	$(77,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,264	1,118
Gain on disposal of fixed assets	(48)	—
Stock‑based compensation expense	5,901	6,149
Non‑cash lease expense	3,952	4,785
Non‑cash interest expense	277	271
Amortization of premium on marketable securities	8	3
Changes in operating assets and liabilities:
Accounts receivable	(2,112)	118
Unbilled accounts receivable	(1,287)	—
Prepaid expenses and other current assets	1,652	(1,000)
Accounts payable	(1,236)	713
Accrued expenses and other current liabilities	(2,918)	908
Other liabilities	233	—
Lease liabilities	(4,117)	(4,749)
Deferred revenue	(9,482)	(9,410)
Net cash used in operating activities	(51,474)	(78,405)
Cash flows from investing activities:
Purchases of marketable securities	(42,524)	(16,226)
Proceeds from maturities of marketable securities	30,750	—
Purchase of property and equipment	(537)	(1,834)
Proceed from the sale of fixed assets	230	—
Net cash used in investing activities	(12,081)	(18,060)
Cash flows from financing activities:
Payments of deferred offering costs	—	(622)
Repayment of debt	(1,667)	—
Proceeds from the exercise of common stock options and employee equity plans	61	2,176
Net cash (used in) provided by financing activities	(1,606)	1,554
Net decrease in cash, cash equivalents and restricted cash	(65,161)	(94,911)
Cash, cash equivalents and restricted cash at beginning of period	108,511	203,422
Cash, cash equivalents and restricted cash at end of period	$43,350	$108,511
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,004	$1,710
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$68	$917
Purchases of property and equipment included in accounts payable and accrued expenses	$91	$322

The accompanying notes are an integral part of these financial statements.

SIGILON THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Sigilon Therapeutics, Inc. (the “Company” or “Sigilon”) is a preclinical stage biotechnology company pioneering a new class of therapeutics and seeking to develop functional cures for patients with acute and chronic diseases by providing stable and durable levels of therapeutic molecules to patients. The Company was incorporated on May 14, 2015 under the laws of the State of Delaware.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the successful completion of research and development, development by competitors of new technological innovations, dependence on key personnel, protection of technology, compliance with government regulations, and the ability to secure additional capital to fund operations and commercial success of its product candidates. The Company is also subject to additional risks and uncertainties related to the ongoing COVID-19 pandemic and other macroeconomic and geopolitical events, which collectively have caused and may continue to cause major disruptions to businesses and economies worldwide.

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

From its inception through December 31, 2022, the Company has funded its operations primarily with proceeds from its IPO, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $43.6 million and $77.3 million for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $256.8 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $69.6 million as of December 31, 2022 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Annual Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, marketable securities, and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2022, 100% of the Company’s accounts receivable related to one customer and as of December 31, 2021, the Company’s accounts receivable were related to two customers. As of December 31, 2022 and 2021, 100% and 39%, respectively, of the Company’s account receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 9).

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

Restricted Cash

In connection with the Company’s corporate headquarters and lab space lease agreement entered into in March 2018, the Company is required to maintain a letter of credit of $0.6 million for the benefit of the landlord. On October 16, 2020 the Company took over the lease of office and laboratory space adjacent to its current headquarters, which expires in February 2025. Under the terms of the lease, the Company is required to maintain a letter of credit of $0.5 million. The Company has classified the certificate of deposits collateralizing the letter of credits issued as a security deposit in connection with the Company’s leases of its corporate facility as long-term restricted cash on its balance sheet at December 31, 2022 and 2021. At December 31, 2022 and 2021 the Company classified $0.3 million related to securing the use of corporate credit cards as short-term restricted cash.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

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

The carrying values of the Company’s accounts receivable, and accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value at December 31, 2022 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement. The Company’s financial instruments consist primarily of cash, cash equivalents and marketable securities (Note 3).

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

The Company has determined that its only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue in the balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion in the balance sheets. Amounts are recorded as accounts receivable and unbilled accounts receivable when the Company’s right to consideration is unconditional.

Exclusive Licenses

If the license granted in the arrangement is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement. Such a change could have a material impact on the amount of revenue the Company records in future periods. Under the Company’s existing license and collaboration agreement, the Company has concluded the research and development services and the license, among other promises are a combined performance obligation (Note 9) and that the transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgement, the best measure of progress towards satisfying the performance obligation.

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

Milestone Payments

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amount of revenue and earnings in the period of adjustment. As of December 31, 2022 and 2021, no milestones under the 2018 Lilly Agreement (Note 9) were included in the transaction price as no milestones had been deemed likely to be achieved or had been achieved.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 on January 1, 2022 and the adoption of this standard did not have a material impact on its financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if contract modifications are made on or before December 31, 2022. The amendments in this update are effective for all entities as of March 12, 2020 and do not apply to contract modifications made, and hedging relationships entered into or evaluated, after December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company’s financial statements.

3. Fair Value Measurements

Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2022 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2022 and 2021 (in thousands):

	Fair value measurements as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,310	$—	$—	$29,310
Commercial paper	—	1,994	—	1,994
U.S. Treasuries	—	4,999	—	4,999
Total cash equivalents	29,310	6,993	—	36,303
Marketable securities
Corporate bonds	—	21,594	—	21,594
Commercial paper	—	1,738	—	1,738
U.S. Government Agencies	—	1,235	—	1,235
U.S. Treasuries	—	2,993	—	2,993
Total marketable securities	—	27,560	—	27,560
Total	$29,310	$34,553	$—	$63,863

	Fair value measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,847	$—	$—	$50,847
Commercial paper	—	25,995	—	25,995
Corporate bonds	—	1,000	—	1,000
Total cash equivalents	50,847	26,995	—	77,842
Marketable securities
Corporate bonds	—	10,238	—	10,238
Commercial paper	—	5,975	—	5,975
Total marketable securities	—	16,213	—	16,213
Total	$50,847	$43,208	$—	$94,055

Marketable Securities

The following tables summarizes the Company’s available-for-sale marketable debt securities as of December 31, 2022 and 2021 (in thousands):

	Fair value measurements as of
	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$21,994	$—	$(400)	$—	$21,594
Commercial paper	1,743	—	(5)	—	1,738
U.S. Treasuries	1,248	—	(13)	—	1,235
U.S. Government Agencies	2,999	—	(6)	—	2,993
Total	$27,984	$—	$(424)	$—	$27,560

	Fair value measurements as of
	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Total
Commercial paper	$10,244	$—	$(6)	$10,238
Corporate bonds	5,977	—	(2)	5,975
Total	$16,221	$—	$(8)	$16,213

The unrealized losses at December 31, 2022 were attributed to changes in interest rates and unrealized losses do not represent credit losses. No declines in value were deemed to be other than temporary as of December 31, 2021.

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity, as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Maturities in one year or less	$23,231	$9,004
Maturities between one and two years	4,329	7,209
Total	$27,560	$16,213

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$6,301	$6,297
Leasehold improvements	78	78
Furniture and fixtures	620	620
Computers and software	177	163
	7,176	7,158
Less: Accumulated depreciation and amortization	(4,322)	(3,164)
Total property and equipment, net	$2,854	$3,994

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $1.3 million, and $1.1 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Employee compensation and benefits	$4,243	$3,071
External research and development costs	817	5,056
Legal and professional fees	714	656
Other	247	215
Total accrued expenses and other current liabilities	$6,021	$8,998

6. Debt

As of December 31, 2022 and 2021, long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Principal amount of long‑term debt	$18,333	$20,000
Less: Current portion of long‑term debt	(6,667)	(1,667)
Long‑term debt, net of current portion	11,666	18,333
Final debt payment liability	700	700
Debt discount, net of accretion	(345)	(622)
Long‑term debt, net of discount and current portion	$12,021	$18,411

In September 2020, the Company entered into a loan and security agreement (the “2020 Credit Facility”), with Oxford Finance LLC (“Oxford”). Effective as of September 2020, the Company paid off in full its borrowings under our prior debt facility using part of the proceeds from the 2020 Credit Facility and accounted for this as a debt extinguishment. The 2020 Credit Facility initially provided for borrowings of up to $20.0 million under one term loan (“Term A Loan”), as well as additional borrowings of up to an aggregate maximum of $5.0 million, under one additional term loan (“Term B Loan”) (collectively the “Term Loans”). Under the 2020 Credit Facility, the Company borrowed $20.0 million in September 2020. The Company did not elect to borrow the additional $5.0 million under the Term B Loan and the option to borrow under the Term B Loan has expired. Borrowings under the 2020 Credit Facility bear interest at an annual rate equal to greater of 8.40% and the sum of the thirty day U.S. Dollar LIBOR rate report in the Wall Street Journal plus 8.23%, and are repayable in monthly interest-only payments through August 2022 and in equal monthly payments of principal plus accrued interest from September 2022 until the maturity date in August 2025. Upon repayment of the Term Loans, the Company is required to make a final payment to Oxford equal to 3.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective-interest method. The Company recorded $0.3 million of initial debt issuance costs as well as a discount on the final payment liability of $0.7 million as a reduction of the carrying amount of the 2020 Credit Facility. The Company recorded amortization of debt issuance costs and accretion of the final payment liability associated with the 2020 Credit Facility for a combined amount of $0.3 million included in interest expense for the year ended December 31, 2022 and 2021. As of December 31, 2022, the Company was in compliance with all financial covenants pursuant to the 2020 Credit Facility.

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

As of December 31, 2022 and 2021, the interest rate applicable to borrowings under the 2020 Credit Facility was 12.4% and 8.40%, respectively, and the weighted average effective interest rate on outstanding borrowings was approximately 13.8% and 9.80%, respectively.

The estimated future principal payments due were as follows (in thousands):

December 31,
2022
2023	$6,666
2024	6,667
2025	5,000
2026	—
2027	—
$18,333

In connection with the 2020 Credit Facility, the Company issued to Oxford warrants to purchase up to 50,000 shares of Series B, convertible preferred stock, at an exercise price of $6.00 per share, which were immediately exercisable upon issuance. Following the issuance of the Series B-1 convertible preferred stock, the Series B warrants converted into Series B-1 warrants. Further, in conjunction with the completion of the IPO all warrants converted into warrants to acquire common stock. Following the Company’s reverse stock split and the IPO there were 19,044 warrants to purchase Common Stock at an exercise price of $15.75. As of December 31, 2022 and 2021, 19,044 warrants to purchase Common Stock were outstanding and were classified as equity.

7. Common Stock

As of December 31, 2022 and 2021, the Company’s Certificate of Incorporation, as amended and restated at such time, authorized the Company to issue 175,000,000 shares, of $0.001 par value common stock. Under the Company’s certificate of incorporation, each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the Preferred Stock. As of December 31, 2022 and 2021, no dividends had been declared.

At-the-Market Offering

On April 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to the registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering. There were no sales under the Equity Distribution Agreement as of December 31, 2022.

8. Stock Based Compensation

Summary of Plans

In November 2020 the Company adopted the 2020 Incentive Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). These plans are administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the Board of Directors.

2020 Incentive Plan

The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance-share awards, cash-based awards and dividend equivalent rights to employees, members of the board of directors and consultants of the Company. The number of shares initially reserved for issuance under the 2020 Plan was 1,500,000 shares of common stock. The number of shares reserved for issuance may be increased by the number of shares under the previously authorized 2016 Stock Option Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2016 Stock Option Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each fiscal year by the lesser of (i) four percent of the Company’s outstanding shares of common stock as of that date, or (ii) an amount determined by the board of directors. As of December 31, 2022, 1,850,378 shares were available for grant under the 2020 Plan.

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

2020 Employee Stock Purchase Plan

The 2020 ESPP provides participating employees with the opportunity to purchase shares of the Company’s common stock at defined purchase prices over six-month offering periods. A total of 300,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors, provided that not more than 3,200,000 shares of common stock may be issued under the 2020 ESPP. As of December 31, 2022, 853,307 shares were available for grant under the 2020 Plan. For the years ended December 31, 2022 and 2021, 68,049 and 16,891 shares of common stock were issued under the 2020 ESPP, respectively.

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

The terms of stock awards agreements, including type of stock award to be granted, the provisions of each stock award, including the number of shares, vesting requirements and exercise prices, were determined by the board of directors and are subject to the provisions of the Plan. Option awards generally vest over a four-year period and expire after ten years. Certain options provide for accelerated vesting in the event of a change in control, as defined. The exercise price per share for stock options granted may not be less than the fair market value of the common stock at the date of grant.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year ended
	December 31,
	2022	2021
Risk-free interest rate	1.75%	0.80%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0	6.1
Expected volatility	84.28%	78.31%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2021	3,138,646	$10.74	7.6	$328
Options granted	2,564,140	2.23
Options cancelled	(789,567)	8.64
Options exercised	(833)	0.57
Outstanding and expected to vest at December 31, 2022	4,912,386	6.63	7.8	—
Exercisable at December 31, 2022	2,045,196	$7.81	6.1	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2022 and 2021 were less than $0.1 million and $6.0 million, respectively. The weighted average grant date fair value of stock options during the years ended December 31, 2022 and 2021 was $1.58 and $19.00, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2021:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2021	275,400	$5.57
Vested	(37,960)	5.55
Forfeited	(87,040)	5.62
Unvested shares as of December 31, 2022	150,400	$5.54

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Year ended
	December 31,
	2022	2021
Research and development	$1,883	$2,230
General and administrative	4,018	3,920
	$5,901	$6,150

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $10.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

9. License and Collaboration Agreement

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of December 31, 2022 and 2021 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the year ended December 31, 2022, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the year ended December 31, 2022, there has been an increase to the total estimated costs expected to be incurred of $13.5 million verse the estimate as of December 31, 2021. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the year ended December 31, 2022, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $12.7 million and the Phase 1 supply performance obligation increased by $1.3 million.

During the years ended December 31, 2022 and 2021, the Company recognized $12.9 million and $9.6 million, respectively, of collaboration revenue. As of December 31, 2022 and 2021, the Company recorded as a contract liability deferred revenue of $12.9 million and $22.4 million, respectively, of which, $12.9 million and $17.0 million, respectively, were current liabilities in the accompanying balance sheet. As of both December 31, 2022 and 2021 the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 2.0 years.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred revenues at beginning of period	$22,367	$31,777
Revenues deferred during the period	3,458	—
Revenues recognized during the period	(12,940)	(9,410)
Deferred revenues at end of period	$12,885	$22,367

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $12.9 million and $9.4 million, respectively, related to deferred revenue that was recorded as a contract liability at the beginning of each respective year, respectively.

10. Patent License Agreement

On February 8, 2016, the Company entered into an exclusive patent license agreement with the Massachusetts Institute of Technology (“MIT”) whereby MIT granted an exclusive royalty bearing license to the Company to develop, manufacture and commercialize products covered by certain patent rights owned by MIT The Company also has various rights to grant sublicenses.

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

11. Income Taxes

For the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period in U.S Federal and Massachusetts, due to its uncertainty of realizing a benefit from those items. All the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.0	6.3
Federal and state tax credits	7.3	6.3
Stock‑based compensation	(1.0)	0.1
Other	(0.1)	—
Change in deferred tax asset valuation allowance	(33.2)	(33.7)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$53,823	$49,145
Research and development tax credit carryforwards	17,645	14,446
Lease liabilities	2,566	3,670
Deferred revenue	3,525	6,115
Accrued expense and other liabilities	1,066	585
Capitalized R&E expenses	7,688	—
Other	2,658	1,627
Total deferred tax assets	88,971	75,588
Less: Valuation Allowance	(86,276)	(71,818)
Total net deferred tax assets	2,695	3,770
Deferred tax liabilities:
Lease right‑of‑use assets	(2,457)	(3,517)
Fixed assets	(238)	(253)
Total deferred tax liabilities	(2,695)	(3,770)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $197.7 million, which may be available to offset future taxable income, of which $10.5 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $187.2 million do not expire but are limited in their usage to 80% of annual taxable income. In addition, as of December 31, 2022, the Company had state net operating loss carryforwards of $193.4 million, which may be available to offset future taxable income and expire at various dates beginning in 2037.

As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of $9.2 million and $5.0 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2037 and 2032, respectively. In addition, the Company had Orphan Drug Designations granted by the Food and Drug Administration (“FDA”) for SIG-001, SIG-005 and SIG-007, but withdrew their designations for SIG-001 and SIG-005 during the year. The Company generated an orphan drug credit in the amount of $4.5 million which may be available to reduce future tax liabilities and begin to expire in 2039.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increases in net operating loss carryforwards, research and development tax credits generated and the deferred tax assets related to deferred revenue. The changes in the valuation allowance for 2022 and 2021 were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Valuation allowance at beginning of year	$71,818	$45,735
Increases recorded to income tax provision	14,458	26,083
Valuation allowance at end of year	$86,276	$71,818

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For the tax position meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2022 and 2021, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax law of the jurisdiction in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdiction, where applicable. As of December 31, 2022 and 2021, there were no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

12. Commitments and Contingencies

401(k) Plan

In January 2017, and as amended in January 2019, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Starting in 2020, the Company makes matching contributions at a rate of 100% of each employee’s contribution up to a maximum employee contribution of 3% of eligible plan compensation. For each of the years ended December 31, 2022 and 2021, the Company made matching contributions of $0.3 million and $0.4 million, respectively.

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

13. Leases

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

Finance leases

The Company does not have any material finance leases as of December 31, 2022 and 2021.

Summary of lease costs

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended
	December 31,
Lease costs	2022	2021
Operating lease cost	$4,827	6,029
Short term lease cost	679	679
Variable lease cost	724	1,101
Total lease cost	$6,230	$7,809

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$4,844	$5,965
Lease assets obtained in exchange for new operating lease liabilities	$68	$917

The weighted-average remaining lease term and discount rate were as follows:

	Year Ended
	December 31,
	2022		2021
Weighted‑average remaining lease term (in years)	2.2	years	3.1	years
Weighted‑average discount rate	8.4%		8.4%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	$4,599
2024	4,734
2025	802
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	10,135
Less: imputed interest	(842)
Present value of operating lease liability	$9,293

14. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(43,561)	$(77,311)
Net loss attributable to common stockholders	$(43,561)	$(77,311)
Denominator:
Weighted average common stock outstanding—basic and diluted	32,405,786	31,860,264
Net loss per share attributable to common stockholders—basic and diluted	$(1.34)	$(2.43)

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

	Year Ended December 31,
	2022	2021
Warrants to purchase common stock	19,044	19,044
Future issuable shares under the employee stock purchase plan	56,720	33,650
Unvested restricted stock units	150,400	275,400
Stock options to purchase common stock	4,912,386	3,138,646
	5,138,550	3,466,740

15. Related Party Transactions

The Company has a patent license agreement with MIT and issued 333,333 shares of its common stock to MIT as part of the consideration for this patent license (Note 10). Additionally, through the completion of the Company’s IPO two members of the Company’s board of directors were employed by MIT and subsequent to the IPO one member of the Company’s board of directors is employed by MIT. The Company incurs charges for the use of certain MIT equipment and facilities. For the years ended December 31, 2022 and 2021, the Company incurred expenses of $0.4 million and $0.1 million, respectively, related to business with MIT. As of December 31, 2022 and 2021, there was less than $0.1 million and $0 recorded in accounts payable due to this related party.

As described in Note 9 above, the Company entered into the 2018 Lilly Agreement with Lilly, a shareholder of the Company, in April 2018. During the years ended December 31, 2022 and 2021, the Company recognized $12.9 million and $9.5 million, respectively, of related party revenue associated with the Lilly collaboration agreements. As of December 31, 2022 and 2021, the Company had deferred revenue related to the collaboration agreements with Lilly of $12.9 million and $22.4 million, respectively. As of December 31, 2022 and 2021, we had $2.2 million and $0.1 million in accounts receivable with Lilly, respectively. As of December 31, 2022 we had $1.3 million in unbilled accounts receivable with Lilly and as of December 31, 2021 we did not have unbilled accounts receivable.

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced on February 1, 2022 and continues for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a fee based on the portfolio company’s occupancy of the office and laboratory space. Under this agreement, the Company recorded other income, net, of $0.2 million during the year ended December 31, 2022. The Company received $3.0 million of cash payments during the year ended December 31, 2022, and as of December 31, 2022, the Company had no outstanding receivables under this agreement.

In January 2021, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced in January 2021 and ended on December 31, 2021. Under this agreement, the Company recorded other income of $0.4 million during the year ended December 31, 2021. The Company received cash payments of $0.4 million during the year ended December 31, 2021.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer as of December 31, 2022), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and concluded that our disclosure controls and procedures were effective as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. As a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report:
(1)	Financial Statements—The financial statements listed in the Index to Financial Statements beginning on page 138 are filed as part of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules—There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the required information is included in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page 134.
(b)	Index to Exhibits

Exhibit number	Description of document
3.1

Fifth Amended and Restated Certificate of Incorporation of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020 (File No. 333-250070))

3.2

Amended and Restated Bylaws of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020 (File No. 333-250070))

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.2

Third Amended and Restated Investors’ Rights Agreement, by and among Sigilon Therapeutics, Inc. and the investors party thereto, dated as of October 23, 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.3

Form of Warrant to Purchase Stock, between Sigilon Therapeutics, Inc. and Oxford Finance LLC, dated September 2, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

4.4

Description of Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.1

Lease, by and between ARE-MA Region No. 45, LLC and Sigilon Therapeutics, Inc., dated August 28, 2017  (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.2

Lease Agreement, by and between ARE-MA Region No. 45, LLC and Foghorn Therapeutics Inc., dated August 24, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.3

Assignment and Assumption of Lease, by and between Foghorn Therapeutics Inc. and Sigilon Therapeutics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.4

Consent to Assignment and First Amendment to Lease, by and among ARE-MA Region No. 45, LLC, Foghorn Therapeutics Inc. and Sigilon Therapeutics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.5

Second Amendment to Lease, by and among ARE-MA Region No. 45, LLC and Sigilon Therapeutics, Inc., dated January 19, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.6

Loan and Security Agreement, by and among Oxford Finance LLC, the Lenders party thereto, and Sigilon Therapeutics, Inc., dated September 2, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.7++

Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 8, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.8++

First Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 2, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.9++

Second Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated August 9, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.10++

Third Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated November 6, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.11++

Fourth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated December 10, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.12++

Fifth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-39746))

10.13++

Sixth Amendment to Exclusive Patent License Agreement, by and between Massachusetts Institute of Technology and Sigilon Therapeutics, Inc., dated February 1, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.14++

Research Collaboration and Exclusive License Agreement, by and between Sigilon Therapeutics, Inc. and Eli Lilly and Company, dated April 2, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.15++

First Amendment to Research Collaboration and Exclusive License Agreement by, and between Sigilon Therapeutics, Inc. and Eli Lilly and Company, dated May 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-39746))

10.16+

Sigilon Therapeutics, Inc. 2016 Stock Option and Grant Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.17+

Form of Incentive Stock Option Agreement under the Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.18+

Form of Nonstatutory Stock Option Agreement under the Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.19+

Offer Letter, between Sigilon Therapeutics, Inc. and Rogerio Vivaldi Coelho, M.D., dated April 23, 2018 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.20+

Severance Waiver and Offer Letter Amendment, between Sigilon Therapeutics, Inc. and Rogerio Vivaldi Coelho, M.D., dated October 26, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.21+

Offer Letter, between Sigilon Therapeutics, Inc. and May Orfali, M.D. dated October 27, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.22+

Consulting Agreement, dated October 13, 2021, between the Company and May Orfali, M.D. (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.23+*	Consulting Agreement, dated February 14, 2023, between the Company and May Orfali, M.D.

10.24+*	Letter Agreement, dated February 10, 2023, between the Company and May Orfali, M.D.

10.25+

Offer Letter, between Sigilon Therapeutics, Inc. and Philip Ashton-Rickardt, dated May 25, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10-K for the year ended December 31, 2021 (File No. 001-39746))

10.26+*	Offer Letter, between Sigilon Therapeutics, Inc. and Sarah Yuan, dated January 12, 2022

10.27+*	Offer Letter, between Sigilon Therapeutics, Inc. and Josias Pontes, dated October 23, 2019

10.28+	Form of Non-Chief Executive Officer Severance Waiver and Offer Letter Amendment (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.29+

Sigilon Therapeutics, Inc. Amended and Restated Severance and Change in Control Policy (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.30+	Sigilon Therapeutics, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.31+	Sigilon Therapeutics, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.32+	Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.33+

Form of Non-Statutory Stock Option Agreement under the Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.34+

Form of Non-Statutory Stock Option Agreement under the Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.35+

Form of Incentive Stock Option Agreement under the Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.36+*	Form of Restricted Stock Unit Agreement under the Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan

10.37+	Sigilon Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.*)
*	Filed herewith
+	Indicates management contract or compensatory plan
++	Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer (Principal executive officer)
Date:	March 14, 2023

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rogerio Vivaldi Coelho, M.D.	President, Chief Executive Officer and Director	March 14, 2023
Rogerio Vivaldi Coelho, M.D.	(Principal Executive Officer)

/s/ Josias Pontes	Senior Vice President, Chief Financial Officer	March 14, 2023
Josias Pontes	(Principal Accounting and Principal Financial Officer)

/s/ Doug Cole, M.D.	Chairman of the Board of Directors	March 14, 2023
Doug Cole, M.D.

/s/ John Cox	Director	March 14, 2023
John Cox

/s/ Stephen Oesterle, M.D.	Director	March 14, 2023
Stephen Oesterle, M.D.

/s/ Kavita Patel, M.D.	Director	March 14, 2023
Kavita Patel, M.D.

/s/ Robert Ruffolo, Jr., Ph.D.	Director	March 14, 2023
Robert Ruffolo, Jr., Ph.D.

/s/ Eric Shaff	Director	March 14, 2023
Eric Shaff