Form 10-Q
period 2023-03-31
Sigilon Therapeutics, Inc.
filed 2023-05-09
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, there were 32,524,816 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding

Sigilon Therapeutics, Inc.

S

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.
●	Negative results of preclinical or clinical studies of any of our product candidates may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Drug development is a lengthy, expensive, and inherently uncertain process, with a high risk of failure at every stage of development, and any favorable preclinical results are not predictive of results that may be observed in clinical trials.
●	Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.
●	If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize any product candidates we develop, and our SLTx platform may be adversely affected.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,255	$42,066
Marketable securities	15,114	27,560
Accounts receivable	3,162	2,171
Unbilled accounts receivable	1,798	1,287
Prepaid expenses and other current assets	3,067	1,077
Restricted cash, current portion	251	250
Total current assets	64,647	74,411
Property and equipment, net	2,872	2,854
Right‑of‑use assets	8,031	8,979
Restricted cash	1,038	1,034
Total assets	$76,588	$87,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,331	$936
Accrued expenses and other current liabilities	3,506	6,021
Lease liabilities, current portion	4,498	4,485
Current portion of long‑term debt	6,667	6,667
Deferred revenue from related party, current portion	12,987	12,885
Total current liabilities	28,989	30,994
Lease liability, net of current portion	3,892	4,888
Long‑term debt, net of discount and current portion	10,413	12,021
Other liabilities	—	233
Total liabilities	43,294	48,136
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at March 31, 2023 and December 31, 2022; 32,524,816 and 32,466,737 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	32	32
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid‑in capital	297,713	296,339
Accumulated other comprehensive loss	(273)	(429)
Accumulated deficit	(264,178)	(256,800)
Total stockholders’ equity	33,294	39,142
Total liabilities and stockholders’ equity	$76,588	$87,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Collaboration revenue	$4,858	$3,165
Operating expenses:
Research and development	7,782	11,618
General and administrative	4,323	5,024
Total operating expenses	12,105	16,642
Loss from operations	(7,247)	(13,477)
Other income (expense), net:
Interest income	476	64
Interest expense	(611)	(491)
Other income, net	4	45
Total other income (expense), net	(131)	(382)
Net loss attributable to ordinary shareholders	$(7,378)	$(13,859)
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.43)
Weighted average common stock outstanding—basic and diluted	32,467,382	32,360,786

Other comprehensive gain (loss)
Unrealized gain (loss) on marketable debt securities	156	(379)
Total other comprehensive gain (loss)	156	(379)
Total comprehensive loss	$(7,222)	$(14,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of

Stock and Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	32,466,737	$32	$296,339	$(429)	$(256,800)	$39,142
Issuance of ESPP shares	58,079	—	25	—	—	25
Stock‑based compensation expense	—	—	1,349	—	—	1,349
Unrealized gain on marketable debt securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,378)	(7,378)
Balances at March 31, 2023	32,524,816	$32	$297,713	$(273)	$(264,178)	$33,294

Balances at December 31, 2021	32,359,895	$32	$290,377	$(10)	$(213,239)	$77,160
Issuance of common stock upon exercise of stock options	833	—	1	—	—	1
Issuance of ESPP shares	38,529	—	47	—	—	47
Stock‑based compensation expense	—	—	1,618	—	—	1,618
Unrealized loss on marketable debt securities	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(13,859)	(13,859)
Balances at March 31, 2022	32,399,257	$32	$292,043	$(389)	$(227,098)	$64,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,378)	$(13,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	315	316
Loss (Gain) on disposal of fixed assets	8	(20)
Stock‑based compensation expense	1,349	1,618
Non‑cash lease expense	948	1,223
Non‑cash interest expense	59	66
Amortization of premium on marketable securities	13	35
Changes in operating assets and liabilities:
Accounts receivable	(991)	(3)
Unbilled accounts receivable	(511)	—
Prepaid expenses and other current assets	(1,980)	(3,336)
Accounts payable	395	(186)
Accrued expenses and other current liabilities	(2,515)	(819)
Other liabilities	(233)	—
Lease liabilities	(983)	(1,362)
Deferred revenue	102	(3,161)
Net cash used in operating activities	(11,402)	(19,488)
Cash flows from investing activities:
Purchases of marketable securities	—	(22,819)
Proceeds from maturities of marketable securities	12,589	—
Purchase of property and equipment	(351)	(397)
Net cash provided by (used in) investing activities	12,238	(23,216)
Cash flows from financing activities:
Repayment of debt	(1,667)	—
Proceeds from the exercise of common stock options and employee equity plans	25	48
Net cash (used in) provided by financing activities	(1,642)	48
Net decrease in cash, cash equivalents and restricted cash	(806)	(42,656)
Cash, cash equivalents and restricted cash at beginning of period	43,350	203,422
Cash, cash equivalents and restricted cash at end of period	$42,544	$160,766
Supplemental disclosure of cash flow information:
Cash paid for interest	$550	$420
Supplemental disclosures of noncash investing and financing activities:
Gain on trade-in of fixed assets	$40	$—
Receivable for proceeds from the sale of property and equipment in prepaid expenses and other current assets	$—	$169
Sale of property and equipment in prepaid expenses and other current assets	$10	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$85
Right-of-use assets obtained in exchange for lease liabilities	$—	$68

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows as of and for the periods presented. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the 2022 Form 10-K and are updated, as necessary, in subsequent Form 10-Q filings.

Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

From its inception through March 31, 2023, the Company has funded its operations primarily with proceeds from its initial public offering, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $7.4 million for the three months ended March 31, 2023 and $43.6 million for the year ended December 31, 2022. In addition, as of March 31, 2023, the Company had an accumulated deficit of $264.2 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $56.4 million as of March 31, 2023 will be sufficient to fund its anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. The Company expects to generate operating losses for the foreseeable future. Accordingly, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2023 and December 31, 2022, 100% of the Company’s total receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8).

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

3. Fair Value Measurements and marketable securities

Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2023 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2023, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair value measurements as of
	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$38,145	$—	$—	$38,145
Total cash equivalents	38,145	—	—	38,145
Marketable securities
Corporate bonds	—	13,057	—	13,057
Commercial paper	—	811	—	811
U.S. Government Agencies	—	1,246	—	1,246
Total marketable securities	—	15,114	—	15,114
Total	$38,145	$15,114	$—	$53,259

	Fair value measurements as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,310	$—	$—	$29,310
Commercial paper	—	1,994	—	1,994
U.S. Government Agencies	—	4,999	—	4,999
Total cash equivalents	29,310	6,993	—	36,303
Marketable securities
Corporate bonds	—	21,594	—	21,594
Commercial paper	—	1,738	—	1,738
U.S. Government Agencies	—	1,235	—	1,235
U.S. Treasuries	—	2,993	—	2,993
Total marketable securities	—	27,560	—	27,560
Total	$29,310	$34,553	$—	$63,863

Marketable Securities

The following tables summarizes the Company’s available-for-sale marketable debt securities as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair value measurements as of
	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$13,308	$—	$(251)	$—	$13,057
Commercial paper	828	—	(17)	—	811
U.S. Government Agencies	1,249	—	(3)	—	1,246
Total	$15,385	$—	$(271)	$—	$15,114

	Fair value measurements as of
	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$21,994	$—	$(400)	$—	$21,594
Commercial paper	1,743	—	(5)	—	1,738
U.S. Government Agencies	1,248	—	(13)	—	1,235
U.S. Treasuries	2,999	—	(6)	—	2,993
Total	$27,984	$—	$(424)	$—	$27,560

The unrealized losses at March 31, 2023 and December 31, 2022 were attributed to changes in interest rates and unrealized losses do not represent credit losses.

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Maturities in one year or less	$14,155	$23,231
Maturities between one and two years	959	4,329
Total	$15,114	$27,560

The carrying value of the Company’s long-term debt approximates its fair value at March 31, 2023 and December 31, 2022 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

As of March 31, 2023 and December 31, 2022 the Company did not have any other financial assets and liabilities that were measured at fair value on a recurring basis.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$6,419	$6,301
Leasehold improvements	78	78
Furniture and fixtures	620	620
Computers and software	256	177
	7,373	7,176
Less: Accumulated depreciation and amortization	(4,501)	(4,322)
Total property and equipment, net	$2,872	$2,854

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $0.3 million.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Employee compensation and benefits	$2,139	$4,243
External research and development costs	517	817
Legal and professional fees	622	714
Interest on long-term debt	185	195
Other	43	52
Total accrued expenses and other current liabilities	$3,506	$6,021

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to the Consolidated Financial Statements in the 2022 Form 10-K.

As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Principal amount of long‑term debt	$16,667	$18,333
Less: Current portion of long‑term debt	(6,667)	(6,667)
Long‑term debt, net of current portion	10,000	11,666
Final debt payment liability	700	700
Debt discount, net of accretion	(287)	(345)
Long‑term debt, net of discount and current portion	$10,413	$12,021

As of March 31, 2023 and December 31, 2022, the interest rate applicable to borrowings under the loan and security agreement with Oxford Finance LLC (the “2020 Credit Facility”) was 12.9% and 12.4%, respectively.

The estimated future principal payments due were as follows (in thousands):

March 31,
2023
2023	$5,000
2024	6,667
2025	5,000
2026	—
2027	—
$16,667

As of March 31, 2023, the Company was in full compliance with all financial covenants of the Loan Agreement.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of March 31, 2023, there were 1,665,707 shares available for issuance under the 2020 Equity Incentive Plan and 1,119,895  shares available for issuance under the 2020 Employee Stock Purchase Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended
	March 31,
	2023	2022
Risk-free interest rate	4.08%	1.61%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.1	6.0
Expected volatility	94.95%	84.28%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2022:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2022	4,912,386	$6.63	7.8	$—
Options granted	1,714,328	1.09
Options cancelled	(225,788)	3.41
Outstanding and expected to vest at March 31, 2023	6,400,926	5.26	8.1	72
Exercisable at March 31, 2023	2,686,982	$6.95	6.6	$38

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

No stock options were exercised during the three months ended March 31, 2023. The aggregate intrinsic value of stock options exercised during the three months ended March 31,  2022 were $0.1 million. The weighted average grant date fair value of stock options during the three months ended March 31, 2023 and 2022 were $0.86 and $1.69 respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2022:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2022	150,400	$5.54
Forfeited	(5,200)	5.65
Unvested shares as of March 31, 2023	145,200	$5.54

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development	$432	$516
General and administrative	917	1,102
	$1,349	$1,618

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards and units was $10.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

At-the-Market Offering

On April 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to the registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering. There were no sales under the Equity Distribution Agreement as of March 31, 2023.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of March 31, 2023 no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the three months ended March 31, 2023, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the three months ended March 31, 2023, there has been an increase to the total estimated costs expected to be incurred of $5.2 million verse the estimate as of December 31, 2022. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, which occurred in September 2022, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the three months ended March 31, 2023, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $5.7 million and the Phase 1 supply performance obligation increased by $0.6 million.

During the three months ended March 31, 2023 and 2022, the Company recognized $4.9 million and $3.2 million, respectively, of collaboration revenue. As of March 31, 2023 and December 31, 2022, the Company recorded as a contract liability deferred revenue of $13.0 million and $12.9 million, respectively, which were classified as current liabilities in the accompanying balance sheet. As of March 31, 2023 and December 31, 2022, the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.75 years and 2.0 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred revenues at beginning of period	$12,885	$22,367
Revenues deferred during the period	4,960	—
Revenues recognized during the period	(4,858)	(3,161)
Deferred revenues at end of period	$12,987	$19,206

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

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(7,378)	$(13,859)
Net loss attributable to common stockholders	$(7,378)	$(13,859)
Denominator:
Weighted average common stock outstanding—basic and diluted	32,467,382	32,360,786
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.43)

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

	Three Months Ended March 31,
	2023	2022
Warrants to purchase common stock	19,044	19,044
Unvested restricted stock units	145,200	221,900
Stock options to purchase common stock	6,400,926	5,003,461
	6,565,170	5,244,405

11. Related Party Transactions

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three months ended March 31, 2023 and 2022, the Company recognized $4.9 million and $3.2 million, respectively, of related party revenue associated with Lilly collaboration agreements. As of March 31, 2023 and December 31, 2022, the Company had deferred revenue related to the collaboration agreements with Lilly of $13.0 million and $12.9 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had $3.2 million and $2.2 million of outstanding receivables with Lilly. Further, as of March 31, 2023 and December 31, 2022, the Company had $1.8 million and $1.3 million of unbilled receivables with Lilly.

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced on February 1, 2022 and continues for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a fee based on the portfolio company’s occupancy of the office and laboratory space. Under this agreement, the Company recorded other income, net, of less than $0.1 million during the three months ended March 31, 2023, respectively. The Company received $0.3 million of cash payments during the three months ended March 31, 2023 and as of March 31, 2023, the Company had $0.9 million of outstanding receivables under this agreement.

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

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through March 31, 2023, we have received gross proceeds of $144.9 million from the sale of common stock in the initial public offering, $142.4 million from sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under our loan and security agreement with Oxford Finance LLC, or the 2020 Credit Facility, partially offset by the $15.0 million repayment of debt from our 2019 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and payments of up to $250.0 million upon achievement of sales-based milestones for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs incurred over $47.5 million, which was exceeded in September 2022.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $7.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $264.2 million and cash, cash equivalents and marketable securities totaling $56.4 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations, capital expenditures and satisfy debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future. Accordingly, we will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If we are unable to raise additional funds through equity financing, debt financings or additional collaboration agreements we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market itself.

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

Other Income, net

Other income consists primarily of sublease income, gain on the disposal of fixed assets and net foreign exchange losses.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2023 or 2022.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 14, 2023.

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$4,858	$3,165	$1,693
Operating expenses:
Research and development	7,782	11,618	(3,836)
General and administrative	4,323	5,024	(701)
Total operating expenses	12,105	16,642	(4,537)
Loss from operations	(7,247)	(13,477)	6,230
Other income (expense):
Interest income	476	64	412
Interest expense	(611)	(491)	(120)
Other expense	4	45	(41)
Total other expense, net	(131)	(382)	251
Net loss and comprehensive loss	$(7,378)	$(13,859)	$6,481

Revenue

Revenue was $4.9 million for the three months ended March 31, 2023, compared to $3.2 million for the three months ended March 31, 2022. The increase in revenue of $1.7 million was primarily due to the timing of the costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method. During the three months ended March 31, 2023, we incurred $1.4 million more in expenses than the three months ended March 31, 2022. Further, both the total estimated costs and total estimated consideration expected to be received as of March 31, 2023 increased from December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
Diabetes program	$3,931	$2,727	$1,204
MPS-1 program	118	1,869	(1,751)
Platform and other early stage programs	1,289	3,660	(2,371)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	1,811	2,513	(702)
Facility related and other	633	849	(216)
Total research and development expenses	$7,782	$11,618	$(3,836)

Research and development expenses were $7.8 million for the three months ended March 31, 2023 compared to $11.6 million for three months ended March 31, 2022. The $3.8 million decrease in research and development expenses was primarily related to decreased ongoing platform and other early-stage programs, personnel expenses and facility related and other expenses, which were partially offset by increased activities in our diabetes program. The decrease in platform and other early-stage programs, the MPS-1 program and personnel expenses is primarily due to our decrease in external spend relating to the MPS-1 program to preserve capital and the close out of the clinical trial for Hemophilia A.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2023, compared to $5.0 million for the three months ended March 31, 2022. General and administrative expenses for the three months ended March 31, 2023 compared to March 31, 2022 decreased by $0.7 million. The decrease was primarily due to decreased insurance-related costs related to operating as a publicly traded company.

Other expense, net

Other expense, net, was $0.1 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The decrease was primarily due to higher interest income from higher interest rates on our cash equivalents and marketable securities, which was offset by higher interest expense from higher interest rates on our long-term debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through March 31, 2023, we had received net proceeds of $131.8 million from the sale of common stock in the initial public offering, $141.9 million from the net sales of our convertible preferred stock and net proceeds of $19.8 million through borrowings under the 2020 Credit Facility. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate over $47.5 million, which was exceeded in September 2022. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $56.4 million.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(11,402)	$(19,488)
Net cash provided by (used in) investing activities	12,238	(23,216)
Net cash (used in) provided by financing activities	(1,642)	48
Net decrease in cash, cash equivalents and restricted cash	$(806)	$(42,656)

Operating Activities

During the three months ended March 31, 2023, operating activities used $11.4 million of cash, primarily resulting from our net loss of $7.4 million and net cash used in changes in our operating assets and liabilities of $6.7 million, offset by non-cash charges of $2.7 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of a $2.5 million decrease in accrued expenses and other current liabilities, $2.0 million increase in  prepaid expenses and other current assets, $1.0 million increase in accounts receivable, $1.0 million decrease in operating lease liabilities, $0.5 million increase in unbilled accounts receivable and $0.2 million decrease in other liabilities offset by a $0.1 million increase in deferred revenue and $0.4 million increase in accounts payable. The decrease in accrued expenses and other current liabilities and the increase in accounts payable was the result of timing of payments for services performed by our vendors. The increase in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The increase in accounts receivable, unbilled accounts receivable and deferred revenue was due to work performed related to our collaboration agreement that was either not paid or not invoiced as of the three months ended March 31, 2023. The increase in deferred revenue was due to recognition of revenue related to our collaboration agreement. The decrease in lease liabilities was primarily due to payment of rent for our leased property.

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

Investing Activities

During three months ended March 31, 2023, cash provided by investing activities was $12.2 million and consisted mainly of $12.6 million of maturities of marketable securities, offset by $0.4 million in purchases of laboratory equipment and computers and software.

During the three months ended March 31, 2022, cash used in investing activities was $23.2 million and consisted of $22.8 million in purchases of marketable securities and $0.4 million in purchases of laboratory equipment and furniture and fixtures.

Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was $1.6 million and consisted of the scheduled principal payments on our debt, which was offset by proceeds from employee equity plans.

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

As of March 31, 2023 and December 31, 2022, the interest rate applicable to borrowings under the 2020 Credit Facility was 12.9% and 12.4%, respectively.

As of March 31, 2023, we were in compliance with all covenants pursuant to the 2020 Credit Facility. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on our results or operations or liquidity.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional cost associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

●	the costs of continuing to develop our SLTx platform, including the cost of any changes to our cells, spheres or manufacturing processes and the costs of any additional preclinical studies we may conduct;
●	the costs of acquiring licenses for the components and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of any other product candidates;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any of our product candidates for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $7.4 million and $43.6 million for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $264.2 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;

●	conduct additional preclinical studies for our product candidates;
●	initiate clinical trials for our Mucopolysaccharidosis Type I, or MPS-1, program, or any other product candidates;
●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development, manufacturing, quality, supply chain and commercial personnel;
●	hire and retain research and clinical personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	scale up manufacturing and supply chain capacity to meet future clinical and commercial demand, including scaling up processes for cell culture and automated encapsulation, and building or expanding our manufacturing capabilities or capacity, including future manufacturing facilities; and
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio.

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

Our common stock is currently listed on The Nasdaq Global Select Market. To maintain the listing of our common stock on The Nasdaq Global Select Market, we are required to meet certain listing requirements, including related to the price of our common stock. As previously disclosed, on June 22, 2022, we received a written notice, or Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that we no longer complied with the minimum bid price requirement of $1.00 for continued listing on The Nasdaq Global Select Market. On December 20, 2022, we received notice from Nasdaq indicating that Nasdaq had determined to delist our securities from The Nasdaq Global Select Market based upon our continued non-compliance with the $1.00 bid price requirement. Subsequently, we participated in a hearing before the Nasdaq Hearings Panel on February 9, 2023, after which we were granted a stay of delisting procedures subject to our meeting certain conditions, including an agreement to effect a reverse stock split.  We are holding our annual meeting of stockholders on May 19, 2023 for the purpose of voting on a reverse stock split. However, there can be no assurance that a reverse stock split will be approved by our stockholders or will result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were delisted, we could seek to list our common stock on The Nasdaq Capital Market or trade our common stock on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our common stock and impede our ability to raise capital.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of March 31, 2023 of $56.4 million would enable us to fund our operating expenses, capital expenditures requirements and debt service payments into 2025 If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the same disease indications as our product candidates, including endocrine, lysosomal diseases and other acute and chronic disorders. We may face intense competition from large pharmaceutical companies with extensive resources and established relationships in these patient communities. The current standard of care for T1D is highly competitive and established, and includes Novo Nordisk’s Levemir and Tresiba, and Sanofi’s Toujeo and Lantus. There are also diabetes programs in development at Vertex Pharmaceuticals, Inc., which acquired ViaCyte, Inc. and Sana Biotechnology, Inc. that may compete with any therapy to treat diabetes we may develop. Additionally, several large pharmaceutical companies and biotechnology companies currently market and sell products for the treatment of lysosomal disorders. This includes products developed by Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc., or BioMarin, and Ultragenyx Pharmaceutical Inc., or Ultragenyx, among others. Any product candidates that we or our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates.

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

As of March 31, 2023, our directors and executive officers and their affiliates beneficially owned shares representing approximately 40.6% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

None.

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

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date:	May 9, 2023

By:	/s/ Josias Pontes
Josias Pontes
Senior Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	May 9, 2023