Form 10-Q
period 2023-06-30
Sigilon Therapeutics, Inc.
filed 2023-08-07
CIK 1821323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 2,514,498 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding

Sigilon Therapeutics, Inc.

S

RISK FACTORS SUMMARY

Our business is subject to a number of risks, including risks that may adversely affect our business, results of operations, cash flows, and prospects. These risks are discussed more fully in “Item 1.A Risk Factors” and include, but are not limited to, risks related to:

●	The conditions under that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of June 28, 2023, by and among us, Eli Lilly and Company, or Lilly, and Shenandoah Acquisition Corporation, to Lilly’s consummation of the tender offer and our subsequent merger with Purchaser may not be satisfied at all or in the anticipated timeframe.
●	While the tender offer and proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
●	Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the merger.
●	In the event that the merger is not consummated, we may, under certain circumstances, be obligated to pay a termination fee to Lilly and the trading price of our common stock and our future business and results of operations may be negatively affected.
●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Negative results of preclinical or clinical studies of any of our product candidates may require us to discontinue or delay development of other product candidates, which are all based on the same SLTx platform.
●	The SLTx platform consists of novel technologies that are not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.
●	We may not be successful in our efforts to identify and develop product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
●	We are early in our development efforts. It will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Drug development is a lengthy, expensive, and inherently uncertain process, with a high risk of failure at every stage of development, and any favorable preclinical results are not predictive of results that may be observed in clinical trials.
●	Our product candidates are composed of engineered human cell lines, encapsulated in a biocompatible matrix sphere. To date, there have been no completed human clinical trials for product candidates arising from our SLTx platform or consisting of our cell or sphere technologies. There may be serious adverse events, undesirable side effects related to either component of our product candidates, or limited efficacy of product candidates arising from our SLTx platform.
●	If clinical trials of our current and future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our product candidates and for our SLTx platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize any product candidates we develop, and our SLTx platform may be adversely affected.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the timing and the consummation of the proposed acquisition of the Company by Eli Lilly and Company;
●	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the process development, scale up and manufacturing activities for our product candidates;
●	our ability to fund our operating expenses and capital expenditures requirements;
●	our belief that, at commercial scale, the cost of goods for some of our programs will be significantly lower than existing cell or gene therapies;
●	our ability to identify and enter into future license agreements and collaborations; and
●	estimates of our expenses, capital requirements and needs for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sigilon Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,621	$42,066
Marketable securities	15,279	27,560
Accounts receivable	4,495	2,171
Unbilled accounts receivable	2,363	1,287
Prepaid expenses and other current assets	2,860	1,077
Restricted cash, current portion	250	250
Total current assets	44,868	74,411
Property and equipment, net	2,589	2,854
Right‑of‑use assets	7,062	8,979
Restricted cash	1,040	1,034
Total assets	$55,559	$87,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,110	$936
Accrued expenses and other current liabilities	5,835	6,021
Lease liabilities, current portion	4,523	4,485
Current portion of long‑term debt	—	6,667
Deferred revenue from related party, current portion	13,779	12,885
Total current liabilities	25,247	30,994
Lease liability, net of current portion	2,865	4,888
Long‑term debt, net of discount and current portion	—	12,021
Other liabilities	—	233
Total liabilities	28,112	48,136
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, par value $0.001 per share; 175,000,000 shares authorized at June 30, 2023 and December 31, 2022; 2,502,084 and 2,497,429 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Preferred stock, par value $0.001 per share; 25,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid‑in capital	299,305	296,368
Accumulated other comprehensive loss	(177)	(429)
Accumulated deficit	(271,684)	(256,800)
Total stockholders’ equity	27,447	39,142
Total liabilities and stockholders’ equity	$55,559	$87,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Collaboration revenue	$5,900	$2,883	$10,758	$6,048
Operating expenses:
Research and development	7,451	11,877	15,233	23,495
General and administrative	5,884	5,042	10,207	10,066
Total operating expenses	13,335	16,919	25,440	33,561
Loss from operations	(7,435)	(14,036)	(14,682)	(27,513)
Other income (expense), net:
Interest income	433	178	909	242
Interest expense	(310)	(543)	(921)	(1,034)
Other income, net	81	55	85	100
Loss on extinguishment from debt	(275)	—	(275)	—
Total other income (expense), net	(71)	(310)	(202)	(692)
Net loss attributable to ordinary shareholders	$(7,506)	$(14,346)	$(14,884)	$(28,205)
Net loss per share attributable to common stockholders—basic and diluted	$(3.00)	$(5.76)	$(5.95)	$(11.32)
Weighted average common stock outstanding—basic and diluted	2,501,900	2,492,251	2,499,701	2,490,779

Other comprehensive gain (loss)
Unrealized gain (loss) on marketable debt securities	96	(167)	252	(546)
Total other comprehensive gain (loss)	96	(167)	252	(546)
Total comprehensive loss	$(7,410)	$(14,513)	$(14,632)	$(28,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of

Stock and Stockholders’ Equity

(Unaudited, in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	2,497,429	$3	$296,368	$(429)	$(256,800)	$39,142
Issuance of ESPP shares	4,467	—	25	—	—	25
Stock‑based compensation expense	—	—	1,349	—	—	1,349
Unrealized gain on marketable debt securities	—	—	—	156	—	156
Net loss	—	—	—	—	(7,378)	(7,378)
Balances at March 31, 2023	2,501,896	$3	$297,742	$(273)	$(264,178)	$33,294
Issuance of common stock upon exercise of stock options	188	—	4	—	—	4
Stock‑based compensation expense	—	—	1,559	—	—	1,559
Unrealized gain on marketable debt securities	—	—	—	96	—	96
Net loss	—	—	—	—	(7,506)	(7,506)
Balances at June 30, 2023	2,502,084	$3	$299,305	$(177)	$(271,684)	$27,447

Balances at December 31, 2021	2,489,222	$3	$290,406	$(10)	$(213,239)	$77,160
Issuance of common stock upon exercise of stock options	64	—	1	—	—	1
Issuance of ESPP shares	2,963	—	47	—	—	47
Stock‑based compensation expense	—	—	1,618	—	—	1,618
Unrealized loss on marketable debt securities	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(13,859)	(13,859)
Balances at March 31, 2022	2,492,249	$3	$292,072	$(389)	$(227,098)	$64,588
Stock‑based compensation expense	—	—	1,731	—	—	1,731
Unrealized loss on marketable debt securities	—	—	—	(167)	—	(167)
Net loss	—	—	—	—	(14,346)	(14,346)
Balances at June 30, 2022	2,492,249	$3	$293,803	$(556)	$(241,444)	$51,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigilon Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,884)	$(28,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	625	633
Gain on disposal of fixed assets	(10)	(20)
Stock‑based compensation expense	2,908	3,349
Non‑cash lease expense	1,917	2,114
Non‑cash interest expense	77	140
Loss on debt extinguishment	275	—
Amortization of (discount) premium on marketable securities	(39)	45
Changes in operating assets and liabilities:
Accounts receivable	(2,324)	36
Unbilled accounts receivable	(1,076)	—
Prepaid expenses and other current assets	(1,782)	(873)
Accounts payable	205	(1,095)
Accrued expenses and other current liabilities	(126)	(2,374)
Other liabilities	(233)	281
Lease liabilities	(1,985)	(2,256)
Deferred revenue	894	(6,044)
Net cash used in operating activities	(15,558)	(34,269)
Cash flows from investing activities:
Purchases of marketable securities	(6,892)	(41,040)
Proceeds from maturities of marketable securities	19,464	3,000
Purchase of property and equipment	(490)	(506)
Proceed from the sale of fixed assets	48	169
Net cash provided by (used in) investing activities	12,130	(38,377)
Cash flows from financing activities:
Repayment of debt	(19,040)	—
Proceeds from the exercise of common stock options and employee equity plans	29	48
Net cash (used in) provided by financing activities	(19,011)	48
Net decrease in cash, cash equivalents and restricted cash	(22,439)	(72,598)
Cash, cash equivalents and restricted cash at beginning of period	43,350	108,511
Cash, cash equivalents and restricted cash at end of period	$20,911	$35,913
Supplemental disclosure of cash flow information:
Cash paid for interest	$841	$888
Supplemental disclosures of noncash investing and financing activities:
Gain on trade-in of fixed assets	$40	$—
Sale of property and equipment in prepaid expenses and other current assets	$1	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$21	$5
Right-of-use assets obtained in exchange for lease liabilities	$—	$68

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

Proposed Acquisition by Eli Lilly and Company

On June 28, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly”), and Lilly’s wholly owned subsidiary, Shenandoah Acquisition Corporation, a Delaware corporation (the “Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) to purchase any and all of the issued and outstanding shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), of the Company in exchange for (a) $14.92 per Share, net to the stockholder in cash, without interest (the “Closing Amount”), plus (b) one contingent value right per Share (each, a “CVR”), which represents the contractual right to receive up to three contingent payments for an aggregate of up to $111.64 per CVR, net to the stockholder in cash, without interest and less any tax withholding, upon the achievement of certain specified milestones.

Following the consummation of the Offer and the satisfaction or waiver of certain conditions as set forth in the Merger Agreement, Purchaser will be merged with and into us, or the Merger, without a meeting of our stockholders in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, and we will be the surviving corporation and a wholly owned subsidiary of Lilly. As a result of the Merger, we will cease to be a publicly traded company.

The obligation of Lilly and Purchaser to consummate the Offer is subject to various conditions, including, among others, that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, together with the number of Shares, if any, then owned beneficially by Lilly and Purchaser (together with their wholly owned subsidiaries) would represent a majority of the Shares outstanding as of the consummation of the Offer, or the Minimum Tender Condition. The Minimum Tender Condition may not be waived by Purchaser without our prior written consent. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company (subject to certain materiality exceptions), material compliance by the Company with its covenants under the Merger Agreement, and other customary closing conditions. Consummation of the Offer is not subject to a financing condition.

The Merger Agreement includes customary representations, warranties and covenants. We have agreed, among other things, to use commercially reasonable efforts to operate our business in the ordinary course until the time at which the Purchaser irrevocably accepts for purchase all Shares validly tendered (and not validly withdrawn) pursuant to the Offer and not to engage in specified types of transactions during such period. We have also agreed to customary non-solicitation restrictions, including not to initiate, solicit, knowingly facilitate or engage in discussions with third parties regarding other proposals for alternative business combination transactions involving us or change the recommendation of our Board of Directors to our stockholders regarding the Offer, in each case, except as otherwise permitted by the Merger Agreement, including to enter into an alternative transaction that constitutes a Superior Proposal (as defined in the Merger Agreement) in compliance with our Board’s fiduciary duties under applicable law and subject to payment of a termination fee.

The Merger Agreement also contains customary termination provisions for both Lilly and us and, under certain circumstances, may require us to pay Lilly a termination fee of $1.3 million.

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

Reverse Stock Split

On May 22, 2023, the Company effected a 1-for-13 reverse stock split of the Company’s issued and outstanding common stock. All shares, stock options, warrants and per share information presented in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value and authorized number of shares of the Company’s common stock as part of the reverse stock split.

Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

From its inception through June 30, 2023, the Company has funded its operations primarily with proceeds from its initial public offering, sales of convertible preferred stock, payments received under its collaboration agreement and proceeds from borrowings under loan and security agreements. The Company has incurred recurring losses since inception, including net losses of $7.5 million and $14.9 million for the three and six months ended June 30, 2023, respectively, and $43.6 million for the year ended December 31, 2022. In addition, as of June 30, 2023, the Company had an accumulated deficit of $271.7 million. The Company expects to generate significant losses and negative cash flows from operations for the foreseeable future.

Based on its current operating plans, the Company believes its cash, cash equivalents and marketable securities of $34.9 million as of June 30, 2023 will be sufficient to fund its anticipated level of operations and capital expenditures for a period of at least 12 months from the issuance date of this Quarterly Report. In the event that the proposed acquisition by Eli Lilly and Company as described in Note 1 is not consummated, the Company will seek additional funding through equity financings, debt financing, or additional collaboration agreements. If the Company is unable to raise additional funds through equity financing, debt financings or additional collaboration agreements the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Concentration of Credit Risk and of Significant Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2023 and December 31, 2022, 100% of the Company’s receivables were related to the Company’s collaboration agreements with Eli Lilly and Company (Note 8).

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

3. Fair Value Measurements and marketable securities

Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2023 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the six months ended June 30, 2023, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair value measurements as of
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$13,437	$—	$—	$13,437
U.S. Treasuries	—	2,969	—	2,969
Total cash equivalents	13,437	2,969	—	16,406
Marketable securities
Corporate bonds	—	8,332	—	8,332
U.S. Treasuries	—	6,947	—	6,947
Total marketable securities	—	15,279	—	15,279
Total	$13,437	$18,248	$—	$31,685

	Fair value measurements as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,310	$—	$—	$29,310
Commercial paper	—	1,994	—	1,994
U.S. Government Agencies	—	4,999	—	4,999
Total cash equivalents	29,310	6,993	—	36,303
Marketable securities
Corporate bonds	—	21,594	—	21,594
Commercial paper	—	1,738	—	1,738
U.S. Government Agencies	—	1,235	—	1,235
U.S. Treasuries	—	2,993	—	2,993
Total marketable securities	—	27,560	—	27,560
Total	$29,310	$34,553	$—	$63,863

Marketable Securities

The following tables summarizes the Company’s available-for-sale marketable debt securities as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair value measurements as of
	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$8,507	$—	$(175)	$—	$8,332
U.S. Treasuries	6,948	—	(1)	—	6,947
Total	$15,455	$—	$(176)	$—	$15,279

	Fair value measurements as of
	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit
	Cost	Gains	Losses	Losses	Total
Corporate bonds	$21,994	$—	$(400)	$—	$21,594
Commercial paper	1,743	—	(5)	—	1,738

U.S. Government Agencies	1,248	—	(13)	—	1,235
U.S. Treasuries	2,999	—	(6)	—	2,993
Total	$27,984	$—	$(424)	$—	$27,560

The unrealized losses at June 30, 2023 and December 31, 2022 were attributed to changes in interest rates and unrealized losses do not represent credit losses.

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Maturities in one year or less	$7,436	$23,231
Maturities between one and two years	7,843	4,329
Total	$15,279	$27,560

The carrying value of the Company’s long-term debt approximates its fair value at December 31, 2022 because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

As of June 30, 2023 and December 31, 2022 the Company did not have any other financial assets and liabilities that were measured at fair value on a recurring basis.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$6,191	$6,301
Leasehold improvements	78	78
Furniture and fixtures	620	620
Computers and software	273	177
	7,162	7,176
Less: Accumulated depreciation and amortization	(4,573)	(4,322)
Total property and equipment, net	$2,589	$2,854

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $0.3 million, and for the six months ended June 30, 2023 and 2022 was $0.6 million.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Employee compensation and benefits	$2,842	$4,243
External research and development costs	585	817
Legal and professional fees	2,379	714
Interest on long-term debt	—	195
Other	29	52
Total accrued expenses and other current liabilities	$5,835	$6,021

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 6 to the Notes to the Consolidated Financial Statements in the 2022 Form 10-K.

As of December 31, 2022, long-term debt consisted of the following (in thousands):

December 31,
2022
Principal amount of long-term debt	$18,333
Less: Current portion of long-term debt	(6,667)
Long-term debt, net of current portion	11,666
Final debt payment liability	700
Debt discount, net of accretion	(345)
Long-term debt, net of discount and current portion	$12,021

As of December 31, 2022, the interest rate applicable to borrowings under the loan and security agreement with Oxford Finance LLC (the “2020 Credit Facility”) was 12.4% and the Company was in full compliance with all financial covenants of the 2020 Credit Facility.

On May 19, 2023, the Company voluntarily repaid all outstanding principal, accrued and unpaid interest, fees, costs and expenses, equal to $16.4 million in the aggregate (the “Payoff Amount”), under the 2020 Credit Facility. The Payoff Amount included a final payment charge of 3.5% of the original principal amount of the term loan that was funded. Upon receipt by the Oxford Finance LLC of the Payoff Amount on May 19, 2023, all obligations, covenants, debts and liabilities of the Company under the 2020 Credit Facility were satisfied and discharged in full, and the 2020 Credit Facility and all other obligations of the Company under the 2020 Credit Facility were terminated.

7. Stock Based Compensation

The Company uses stock options to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2020 Employee Stock Purchase Plan and the 2020 Equity Incentive Plan. The Company also has outstanding stock-based awards under its 2016 Equity Incentive Plan but is no longer granting awards under this plan. As of June 30, 2023, there were 126,557 shares available for issuance under the 2020 Equity Incentive Plan and 86,145 shares available for issuance under the 2020 Employee Stock Purchase Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.65%	2.61%	4.05%	1.69%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5.8	5.9	6.1	6.0
Expected volatility	98.02%	83.87%	95.14%	84.25%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2022:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual term	intrinsic value
	options	exercise price	(in years)	(in thousands)
Balances at December 31, 2022	377,749	$86.19	7.8	$—
Options granted	140,529	14.00
Options cancelled	(24,323)	47.96
Options exercised	(188)	19.24
Outstanding and expected to vest at June 30, 2023	493,767	67.53	7.9	1,752
Exercisable at June 30, 2023	214,592	$91.88	6.4	$269

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2023 were less than $0.1 million.  The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2022 were $0 and $3.6 million, respectively. The weighted average grant date fair value of stock options during the three and six months ended June 30, 2023 and 2022 were $6.59, $11.18, $10.88 and $108.55 respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions to employees. The restricted stock units primarily vest over 3 years from the grant date. The Company values restricted stock units on the grant-date using the market price of the Company’s common stock.

The following table summarizes restricted stock unit activity since December 31, 2022:

		Weighted
		average grant
	Shares	date fair value
Unvested shares as of December 31, 2022	11,563	$72.02
Forfeited	(480)	73.45
Unvested shares as of June 30, 2023	11,083	$72.02

Stock-based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock units was classified in the statement of operations and comprehensive loss as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$530	$549	$962	$1,064
General and administrative	1,029	1,182	1,946	2,285
	$1,559	$1,731	$2,908	$3,349

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards and units was $8.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

At-the-Market Offering

On April 14, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, or Canaccord, pursuant to which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $10.0 million. Sales of common stock through Canaccord may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Equity Distribution Agreement. Any sales under the Equity Distribution Agreement will be made pursuant to the registration statement on Form S-3 (File No 333- 264296), which became effective on April 22, 2022 and the prospectus relating to such offering. There were no sales under the Equity Distribution Agreement as of June 30, 2023.

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

The Company determined that the $62.5 million upfront payment represents the entirety of the consideration to be included in the transaction price as of the outset of the arrangement. The potential milestone payments that the Company may have been eligible to receive were initially excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based milestones and royalties when the related sales occur. As of June 30, 2023, no milestones or royalties have been deemed likely to be achieved or have been achieved.

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

During the six months ended June 30, 2023, consistent with the Company’s presentation to the JRC, the Company revised its estimate of total costs to complete the activities under the 2018 Lilly Agreement to reflect the Company’s experiences to date and the impact this has on its expected future research and development activities to satisfy the Combined Performance Obligation. During the six months ended June 30, 2023, there has been an increase to the total estimated costs expected to be incurred of $6.8 million verse the estimate as of December 31, 2022. The increase in total estimated costs impacted both the Company’s estimated transaction price for the 2018 Lilly Agreement, as Lilly is obligated to reimburse the Company if the costs exceed $47.5 million to complete the services, which occurred in September 2022, and the Company’s input method used to recognize revenue, as this measure compares the Company’s cumulative costs incurred to the Company’s total estimated costs expected to be incurred. During the six months ended June 30, 2023, based on the allocation of total transaction price to each performance obligation using the relative stand-alone selling price of each performance obligation under the 2018 Lilly Agreement, the transaction price for the Combined Performance Obligation increased by $6.9 million and the Phase 1 supply performance obligation increased by $0.7 million.

During the three and six months ended June 30, 2023 and 2022, the Company recognized $5.9 million, $2.9 million, $10.8 million and $6.0 million, respectively, of collaboration revenue. As of June 30, 2023 and December 31, 2022, the Company recorded as a contract liability deferred revenue of $13.8 million and $12.9 million, respectively, which were classified as current liabilities in the accompanying balance sheet. As of June 30, 2023 and December 31, 2022, the research and development services related to the Combined Performance Obligation were expected to be performed over a remaining period of approximately 1.5 years and 2.0 years, respectively.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Lilly were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred revenues at beginning of period	$12,987	$19,206	$12,885	$22,367
Revenues deferred during the period	6,692	—	11,652	—
Revenues recognized during the period	(5,900)	(2,883)	(10,758)	(6,044)
Deferred revenues at end of period	$13,779	$16,323	$13,779	$16,323

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

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,506)	$(14,346)	$(14,884)	$(28,205)
Net loss attributable to common stockholders	$(7,506)	$(14,346)	$(14,884)	$(28,205)
Denominator:
Weighted average common stock outstanding—basic and diluted	2,501,900	2,492,251	2,499,701	2,490,779
Net loss per share attributable to common stockholders—basic and diluted	$(3.00)	$(5.76)	$(5.95)	$(11.32)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants to purchase common stock	1,464	1,464	1,464	1,464
Unvested restricted stock units	11,083	15,223	11,083	17,069
Stock options to purchase common stock	493,767	386,957	493,767	312,157
	506,314	403,644	506,314	330,690

11. Related Party Transactions

As described in Note 8 above, the Company entered into the 2018 Lilly Agreement with Lilly in April 2018. During the three and six months ended June, 2023 and 2022, the Company recognized $5.9 million, $2.9 million, $10.8 million and $6.0 million, respectively, of related party revenue associated with Lilly collaboration agreements. As of June 30, 2023 and December 31, 2022, the Company had deferred revenue related to the collaboration agreements with Lilly of $13.8 million and $12.9 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had $4.5 million and $2.2 million of outstanding receivables with Lilly. Further, as of June 30, 2023 and December 31, 2022, the Company had $2.4 million and $1.3 million of unbilled receivables with Lilly.

On February 1, 2022, the Company entered into a shared space arrangement with a portfolio company of Flagship Pioneering, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the shared space arrangement commenced on February 1, 2022 and continues for an initial term ending on July 31, 2023. The agreement may be renewed for six successive one-month periods. The Company will be paid a fee based on the portfolio company’s occupancy of the office and laboratory space. Under this agreement, the Company recorded other income, net, of less than $0.1 million during the six months ended June 30, 2023, respectively. The Company received $1.8 million of cash payments during the six months ended June 30, 2023, and as of June 30, 2023, the Company had $0.3 million of outstanding receivables under this agreement.

On June 28, 2023, the Company entered into the Merger Agreement, among the Company, Lilly and Purchaser. For additional information related to the Merger Agreement, refer to Note 1 above.

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

Since our inception, we have devoted substantially all of our efforts to raising capital, obtaining financing, filing and prosecuting patent applications, organizing and staffing our company and incurring research and development costs related to advancing our biomedical platform. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common stock and convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through June 30, 2023, we have received gross proceeds of $144.9 million from the sale of common stock in the initial public offering and $142.4 million from sales of our convertible preferred stock. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and payments of up to $250.0 million upon achievement of sales-based milestones for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate, including costs incurred over $47.5 million, which was exceeded in September 2022.

We have incurred significant operating losses since our inception. Our ability to generate any product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $7.5 million and $14.9 million for the three and six months ended June 30, 2023, respectively. As of June 30,  2023, we had an accumulated deficit of $271.7 million and cash, cash equivalents and marketable securities totaling $34.9 million. Based on our current operating plans, we believe our cash will be sufficient to fund our anticipated level of operations and capital expenditures for a period of at least 12 months from the issuance date of this Quarterly Report. We expect to generate operating losses for the foreseeable future.

Proposed Acquisition by Eli Lilly and Company

On June 28, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement with Eli Lilly and Company, or Lilly, and Lilly’s wholly owned subsidiary, Shenandoah Acquisition Corporation, a Delaware corporation, or Purchaser.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Lilly commenced a tender offer, or the Offer to purchase any and all of the issued and outstanding shares, or the Shares, of our common stock, par value $0.001 per share, in exchange for (a) $14.92 per Share, net to the stockholder in cash, without interest, plus (b) one contingent value right per Share, each, a CVR, which represents the contractual right to receive up to three contingent payments for an aggregate of up to $111.64 per CVR, net to the stockholder in cash, without interest and less any tax withholding, upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into between Lilly and an agent selected by Lilly and reasonably acceptable to the Company (the “Rights Agent”) .

Following the consummation of the Offer and the satisfaction or waiver of certain conditions as set forth in the Merger Agreement, Purchaser will be merged with and into us, or the Merger, without a meeting of our stockholders in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, and we will be the surviving corporation and a wholly owned subsidiary of Lilly. As a result of the Merger, we will cease to be a publicly traded company.

The obligation of Lilly and Purchaser to consummate the Offer is subject to various conditions, including, among others, that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, together with the number of Shares, if any, then owned beneficially by Lilly and Purchaser (together with their wholly owned subsidiaries) would represent a majority of the Shares outstanding as of the consummation of the Offer, or the Minimum Tender Condition. The Minimum Tender Condition may not be waived by Purchaser without our prior written consent. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company (subject to certain materiality exceptions), material compliance by the Company with its covenants under the Merger Agreement, and other customary closing conditions. Consummation of the Offer is not subject to a financing condition.

The Merger Agreement includes customary representations, warranties and covenants. We have agreed, among other things, to use commercially reasonable efforts to operate our business in the ordinary course until the time at which the Purchaser irrevocably accepts for purchase all Shares validly tendered (and not validly withdrawn) pursuant to the Offer and not to engage in specified types of transactions during such period. We have also agreed to customary non-solicitation restrictions, including not to initiate, solicit, knowingly facilitate or engage in discussions with third parties regarding other proposals for alternative business combination transactions involving us or change the recommendation of our Board of Directors to our stockholders regarding the Offer, in each case, except as otherwise permitted by the Merger Agreement, including to enter into an alternative transaction that constitutes a Superior Proposal (as defined in the Merger Agreement) in compliance with our Board’s fiduciary duties under applicable law and subject to payment of a termination fee.

The Merger Agreement also contains customary termination provisions for both Lilly and us and, under certain circumstances, may require us to pay Lilly a termination fee of $1.3 million.

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

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan and security agreement as well as amortization of debt discount and deferred financing costs.

Other Income, net

Other income consists primarily of sublease income, gain on the disposal of fixed assets and net foreign exchange losses.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the six months ended June 30, 2023 or 2022.

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

Results of Operations

Comparison of the Three Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$5,900	$2,883	$3,017
Operating expenses:
Research and development	7,451	11,877	(4,426)
General and administrative	5,884	5,042	842
Total operating expenses	13,335	16,919	(3,584)
Loss from operations	(7,435)	(14,036)	6,601
Other income (expense):
Interest income	433	178	255
Interest expense	(310)	(543)	233
Other expense	81	55	26
Loss on extinguishment of debt	(275)	—	(275)
Total other expense, net	(71)	(310)	239
Net loss and comprehensive loss	$(7,506)	$(14,346)	$6,840

Revenue

Revenue was $5.9 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022. The increase in revenue of $3.0 million was primarily due to the timing of the costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method. During the three months ended June 30, 2023, we incurred $2.9 million more in expenses than the three months ended June 30, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
Diabetes program	$5,240	$2,650	$2,590
MPS-1 program	—	2,551	(2,551)
Platform and other early stage programs	415	3,449	(3,034)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	1,290	2,563	(1,273)
Facility related and other	506	664	(158)
Total research and development expenses	$7,451	$11,877	$(4,426)

Research and development expenses were $7.5 million for the three months ended June 30, 2023, compared to $11.9 million for three months ended June 30, 2022. The $4.4 million decrease in research and development expenses was primarily related to prioritization of our diabetes program, which resulted in decreased expenses incurred on platform and other early-stage program and the MPS-1 program, as well as reallocation of personnel expenses to the diabetes program.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended June 30, 2023, compared to $5.0 million for the three months ended June 30, 2022. The $0.9 million increase was primarily due to transaction expenses related to the Merger.

Other expense, net

Other expense, net, was less than $0.1 million for the three months ended June 30, 2023, compared to $0.3 million for the three months ended June 30, 2022. The decrease was primarily due to increased interest income due to increases in interest rates and the repayment of our debt resulting in reduced interest expense. These were offset by the loss on the extinguishment of our debt.

Comparison of the Six Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue
Collaboration revenue	$10,758	$6,048	$4,710
Operating expenses:
Research and development	15,233	23,495	(8,262)
General and administrative	10,207	10,066	141
Total operating expenses	25,440	33,561	(8,121)
Loss from operations	(14,682)	(27,513)	12,831
Other income (expense):
Interest income	909	242	667
Interest expense	(921)	(1,034)	113
Other income, net	85	100	(15)
Loss on extinguishment of debt	(275)	—	(275)
Total other income (expense), net	(202)	(692)	490
Net loss	$(14,884)	$(28,205)	$13,321

Revenue

Revenue was $10.8 million for the six months ended June 30, 2023, compared to $6.1 million for the six months ended June 30, 2022. The increase in revenue of $4.7 million was primarily due to the timing of the costs of the activities performed under the 2018 Lilly Agreement. We recognize revenue under the 2018 Lilly Agreement based on the input method. During the six months ended June 30, 2023, we incurred $4.2 million more in expenses than the six months ended June 30, 2022. Further, both the total estimated costs and total estimated consideration expected to be received as of June 30, 2023 increased from December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
Diabetes program	$9,172	$5,376	$3,796
MPS-1 program	118	4,422	(4,304)
Platform and other early stage programs	1,704	7,108	(5,404)
Unallocated expenses
Personnel expenses (including stock‑based compensation)	3,101	5,075	(1,974)
Facility related and other	1,138	1,514	(376)
Total research and development expenses	$15,233	$23,495	$(8,262)

Research and development expenses were $15.2 million for the six months ended June 30, 2023, compared to $23.5 million for six months ended June 30, 2022. The $8.3 million decrease in research and development expenses was primarily related to prioritization of our diabetes program, which resulted in decreased ongoing platform and other early-stage programs and the MPS-1 program, as well as reallocation of personnel expenses to the diabetes program.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the six months ended June 30, 2023, compared to $10.1 million for the six months ended June 30, 2022. The $0.1 million increase was primarily due to transaction expenses related to the Merger, offset by decreased insurance-related costs related to operating as a publicly traded company.

Other expense, net

Other expense, net, was $0.2 million for the six months ended June 30, 2023, compared to $0.7 million for the six months ended June 30, 2022. The decrease was primarily due to increased interest income due to increases in interest rates and the repayment of our debt resulting in reduced interest expense. These were offset by the loss on the extinguishment of our debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. To date, we have funded our operations primarily with proceeds from sales of common stock, convertible preferred stock, payments received under our collaboration agreement with Lilly and proceeds from borrowings under our credit facilities. Through June 30, 2023, we had received net proceeds of $131.8 million from the sale of common stock in the initial public offering and $141.9 million from the net sales of our convertible preferred stock. We have also partnered one of our encapsulation technology programs with Lilly. Under the terms of the partnership, we received an upfront payment of $62.5 million and we are eligible to receive additional milestone payments of up to $165.0 million upon achievement of certain regulatory milestones and sales-based milestones of up to $250.0 million for SIG-002. We are also eligible to receive tiered royalty payments in the mid-single digit to low-double digit percentages based on certain sales thresholds. Finally, Lilly is obligated to reimburse us for costs incurred to perform the research and development activities for the first developed product candidate over $47.5 million, which was exceeded in September 2022. We are also eligible to receive additional payments upon the achievement of specified regulatory and sales milestones and royalty payments. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $34.9 million.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(15,558)	$(34,269)
Net cash provided by (used in) investing activities	12,130	(38,377)
Net cash (used in) provided by financing activities	(19,011)	48
Net decrease in cash, cash equivalents and restricted cash	$(22,439)	$(72,598)

Operating Activities

During the six months ended June 30, 2023, operating activities used $15.6 million of cash, primarily resulting from our net loss of $14.9 million and net cash used in changes in our operating assets and liabilities of $6.4 million, offset by non-cash charges of $5.8 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $2.3 million increase in accounts receivable, $2.0 million decrease in operating lease liabilities, $1.8 million increase in prepaid expenses and other current assets, $1.1 million increase in unbilled accounts receivable, $0.2 million decrease in other liabilities and $0.1 million decrease in accrued expenses and other current liabilities offset by a $0.9 million increase in deferred revenue and $0.2 million increase in accounts payable. The increase in accounts receivable and unbilled accounts receivable was due to work performed related to our collaboration agreement that was either not paid or not invoiced as of the six months ended June 30, 2023. The increase in deferred revenue was due to the timing of revenue recognition related to our collaboration agreement. The decrease in lease liabilities was primarily due to payments of rent for our leased property. The increase in prepaid expenses and other current assets were the result of timing of payments for services to be performed in future periods. The decrease in accrued expenses and other current liabilities and the increase in accounts payable was the result of timing of payments for services performed by our vendors.

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

Investing Activities

During six months ended June 30, 2023, cash provided by investing activities was $12.1 million and consisted mainly of $12.6 million of maturities of marketable securities, offset by $0.5 million in purchases of laboratory equipment and computers and software.

During the six months ended June 30, 2022, cash used in investing activities was $38.4 million and consisted mainly of $38.0 million of net purchases of marketable securities and $0.5 million in purchases of laboratory equipment and furniture and fixtures, offset by proceeds from the sale of fixed assets of $0.2.

Financing Activities

During the six months ended June 30, 2023, cash used in financing activities was $19.0 million and consisted of the repayment of debt.

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

We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements beyond the next 12 months from the issuance date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Pending Transaction with Eli Lilly and Company

We may not complete the pending transaction with Eli Lilly and Company within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On June 28, 2023, we entered into the Merger Agreement with Lilly and Purchaser.

The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer, which we refer to herein as the Offer, by the Purchaser to acquire all of our issued and outstanding shares of common stock for (i) $14.92 per share of common stock, net to the seller in cash, without interest, which we refer to herein as the Cash Consideration, and (ii) one (1) contractual contingent value right, or CVR, per share of common stock, pursuant to the terms of a contingent value rights agreement. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the merger, and in accordance with the General Corporation Law of the State of Delaware, or the DGCL, the Purchaser will be merged with and into us, or the Merger, and we will continue as the surviving corporation and a wholly owned subsidiary of  Lilly. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the third quarter of 2023.

If the Offer and Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay Lilly a termination fee of $1.3 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Company’s ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities that may impose conditions that could adversely affect us or cause the Merger to be abandoned.

The obligation of Lilly and Purchaser to consummate the Offer is subject to the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of shares that, together with the number of shares, if any, then owned beneficially by Lilly and Purchaser (together with their wholly owned subsidiaries) would represent a majority of the shares outstanding as of the consummation of the Offer, or the Minimum Tender Condition. The Minimum Tender Condition may not be waived by Purchaser without our prior written consent. The obligation of Purchaser to consummate the Merger is also subject to other customary conditions, including the absence of governmental injunctions or other legal restraints prohibiting the Merger or the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), and our material compliance with our covenants under the Merger Agreement. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

The pendency of the transaction with Lilly and the Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with Lilly and the Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Securities class action and derivative lawsuits related to the transaction could result in substantial costs and may delay or prevent the Offer or Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Claims have been filed against us and our directors in connection with the transaction and others could be filed. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each holder of Shares, will be entitled to one CVR for each Share outstanding (i) that the Purchaser accepts for payment from such holder pursuant to the Offer or (ii) owned by or issued to such holder as of immediately prior to the effective time of the Merger and converted into the right to receive the merger consideration pursuant to the Merger Agreement. Each holder of a restricted stock unit or an option to purchase shares having an exercise price less than the Cash Consideration, or the Company Cash-Out Stock Option, whether or not vested, will be entitled to one CVR for each Share subject to such Company Cash-Out Stock Option. Each CVR represents the right to receive the following cash payments, without interest and less any applicable tax withholding, if the following milestones, which we refer to collectively as the Milestones, are achieved:

•	First Dosing Milestone: $4.06 per CVR in cash, without interest and less any applicable tax withholding, payable upon the occurrence of the first human patient being dosed with a product in a Phase I clinical trial, if such Milestone is achieved prior to both (i) 12:00 a.m., Eastern Time, on July 31, 2027, and (ii) the termination of the CVR Agreement;
•	First Registration Purposes Dosing Milestone: $26.39 per CVR in cash, without interest and less any applicable tax withholding, payable upon the occurrence of the first patient being dosed with a product in a pivotal trial, if such Milestone is achieved prior to both (i) 12:00 a.m., Eastern Time, on December 31, 2028 and (ii) the termination of the CVR Agreement; and
•	Marketing Authorization Milestone: $81.19 per CVR in cash, without interest and less any applicable tax withholding, payable upon the receipt of marketing authorization in (a) the United States, (b) Japan or (c) three of France, the United Kingdom, Italy, Spain and Germany, if such Milestone is achieved prior to both (a) 12:00 a.m., Eastern Time, on December 31, 2031 and (b) the termination of the CVR Agreement.

Following the consummation of the Merger, Lilly has agreed to use commercially reasonable efforts to achieve the Milestones. However, there can be no assurance that any Milestone will be achieved prior to its expiration or termination of the CVR Agreement, or that payment will be required of Lilly with respect to any Milestone.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Lilly.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, prohibit us from  (i) directly or indirectly initiating, soliciting or knowingly encouraging or knowingly facilitating any inquiries, proposals or offers or the making of any submission or announcement of any inquiry, proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement); (ii) directly or indirectly engaging in, entering into or participating in any discussions or negotiations with any person with respect to any Acquisition Proposal; or (iii) providing any non-public information to, or affording access to our business, properties, assets, books or records, to any person in connection with any Acquisition Proposal, except to the extent our board of directors (after consultation with outside counsel) determines that the failure to do so would be, or would reasonably be expected to be, inconsistent with its fiduciary duties under applicable law. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

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

Since inception, we have incurred significant operating losses. Our net loss was $7.5 million $14.9 million and $43.6 million for the three and six months ended June 30, 2023 and for the year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $271.7 million. We have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreement and proceeds from borrowings under our credit facilities. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	conduct additional preclinical studies for our product candidates;
●	initiate clinical trials for any of our product candidates;

●	comply with regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
●	seek marketing approvals for any of our product candidates;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our SLTx platform;
●	hire additional research, development, manufacturing, quality, supply chain and commercial personnel;
●	hire and retain research and clinical personnel;
●	add operational, financial, corporate development and management information systems and legal personnel, including personnel to support our product development and planned future commercialization efforts;
●	expand our facilities;
●	acquire or in-license product candidates, intellectual property and technologies;
●	scale up manufacturing and supply chain capacity to meet future clinical and commercial demand, including scaling up processes for cell culture and automated encapsulation, and building or expanding our manufacturing capabilities or capacity, including future manufacturing facilities; and
●	file, prosecute, defend, and enforce our patent claims and other intellectual property rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or intellectual property rights of others, and provide reimbursement of third-party expenses related to our patent portfolio.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for product candidates. We expect that our cash, cash equivalents and marketable securities as of June 30, 2023 of $34.9 million would enable us to fund our operating expenses and capital expenditures requirements beyond the next 12 months from the issuance date of this Quarterly Report. If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including operating as a public company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, reprioritize, or eliminate our research and product development programs or future commercialization efforts.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

●	the costs of continuing to develop our SLTx platform;
●	the costs of acquiring licenses for the components of our products and engineered cell lines that will be used with our current and future product candidates;
●	the scope, progress, results, and costs of discovery, preclinical development, formulation development, and clinical trials for our current and future product candidates;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory reviews associated with our product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any programs for which we receive regulatory approval;
●	the cost of developing and expanding our manufacturing capabilities and advancing these manufacturing capabilities to manufacture product candidates that are commercially viable;
●	additional expenses attributable to inflation and related impacts on our supplies of raw materials for our product candidates;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the success of any collaborations that we may establish and of our license agreements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain; and
●	the extent to which we acquire or in-license product candidates, intellectual property and technologies.

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

Until such time, if ever, as we can generate substantial product revenues, for as long as we remain a publicly traded company, we expect to finance our cash needs through a combination of equity offerings, including through our at-the-market, or ATM, equity offering program, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and possibly other restrictions.

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

Further, the FDA or other regulatory authorities may not allow us to pursue further development of any of our product candidates as a result of the issues presented by the serious adverse event reported in our Phase 1/2 clinical trial of SIG-001 or our finding of PFO, particularly if we are unable to demonstrate an acceptable risk-benefit profile for product candidates developed using our SLTx platform. If the FDA or other regulatory agencies express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving our current product candidates, amendments to the enrollment criteria and/or clinical trial protocols for our future studies or changes to our platform, including our cells, spheres or manufacturing processes, may be needed and may be difficult to implement or complete. In such cases, our progress in the development of a product candidate may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

We have not yet initiated clinical trials for any product candidate other than SIG-001, for which we completed close out activities in the first half of 2023.

There is a high failure rate for drugs and biologics proceeding through preclinical studies and clinical trials. Our product candidates may fail to demonstrate sufficient safety and efficacy levels. In addition, even if initial clinical trials in any of our current or future product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials.

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

Factors that may inhibit our efforts to commercialize product candidates on our own include:

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

Our commercial opportunity may also be reduced or limited if we or our partners are unable to manufacture large, cryopreserved lots of our products candidates in a fully automated encapsulation system efficiently. Additionally, technologies developed by our competitors may render our product candidates, or our future developments, uneconomical or obsolete, and we may not be successful in marketing a product for any of our product candidates against competitors.

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

If the market opportunities for our programs are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.

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

As of June 30, 2023, our directors and executive officers and their affiliates beneficially owned shares representing approximately 40.6% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the directors or executive officers of the Company adopted, terminated or materially modified a trading plan intended to comply with Rule 10b5-1 or a trading plan not intended to comply with Rule 10b5-1.

Item 6. Exhibits

Exhibit number	Description of document
2.1

Agreement and Plan of Merger, dated as of June 28, 2023, among Eli Lilly and Company, Shenandoah Acquisition Corporation and Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2023)

3.1

Fifth Amended and Restated Certificate of Incorporation of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

3.2

Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023)

3.3	Amended and Restated Bylaws of Sigilon Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2020)

3.4

Third Amended and Restated Investors’ Rights Agreement, by and among Sigilon Therapeutics, Inc. and the investors party thereto, dated as of October 23, 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-250070))

10.1*	Sigilon Therapeutics, Inc. 2016 Equity Incentive Plan, as amended on May 23, 2023

10.2*	Sigilon Therapeutics, Inc. 2020 Equity Incentive Plan, as amended on May 23, 2023

10.3*	Sigilon Therapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended on May 23, 2023

10.4*	Sigilon Therapeutics, Inc. Non-Employee Director Compensation Policy, as amended on May 23, 2023

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
++	Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGILON THERAPEUTICS, INC.
By:	/s/ Rogerio Vivaldi Coelho, M.D.
Rogerio Vivaldi Coelho, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date:	August 7, 2023

By:	/s/ Josias Pontes
Josias Pontes
Senior Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date:	August 7, 2023